Form 10-K/A
period 2001-12-31
BEAR STEARNS ARM TRUST MORTGAGE PASS-THROUGH CERT SER 2001-1
filed 2002-12-18
CIK 1137227

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001


      OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission File Number:  033-44658-27

         Bear Stearns ARM Trust
         Mortgage Pass-Through Certificates
         Series 2001-1
         (Exact name of registrant as specified in its charter)



   New York                                        90-0030575
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original
  Annual Report on Form 10-K (the "Original Form 10-K") filed on
  March 26, 2002 on behalf of Bear Stearns ARM Trust Mortgage Pass-Through Certificates, Series 2001-1 established pursuant to the Pooling and Servicing Agreement among Wells Fargo Bank Minnesota, N.A. as Master Servicer, Bankers Trust Company of California, N.A. as Trustee, and Structured Asset Mortgage Investments, Inc as Seller pursuant to which Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2001-1 registered under the Securities Act of 1933 (the "Certificates") were issued.


  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2001.


       a) Alliance Mtg Co, as Servicer <F1>
       b) ABN AMRO North America, Inc, as Servicer <F1>
       c) Cendant Mortgage Corp, as Servicer <F1>
       d) Charter Bank For Savings, as Servicer <F1>
       e) Countrywide Funding, as Servicer <F1>
       f) First Indiana Bank, as Servicer <F1>
       g) First Union Mortgage Corp, as Servicer <F1>
       h) GMAC Mortgage Corp, as Servicer <F1>
       i) Homeside Lending Inc (FL), as Servicer <F1>
       j) National City Mortgage Co, as Servicer <F1>
       k) Residential Funding Corp, as Servicer <F1>
       l) Washington Mutual (PNC), as Servicer <F1>
       m) Wells Fargo Home Mortgage, Inc, as Servicer <F1>
       n) Wilmington Savings, as Servicer <F1>


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.


       a) Alliance Mtg Co, as Servicer <F1>
       b) ABN AMRO North America, Inc, as Servicer <F1>
       c) Cendant Mortgage Corp, as Servicer <F1>
       d) Charter Bank For Savings, as Servicer <F1>
       e) Countrywide Funding, as Servicer <F1>
       f) First Indiana Bank, as Servicer <F1>
       g) First Union Mortgage Corp, as Servicer <F1>
       h) GMAC Mortgage Corp, as Servicer <F1>
       i) Homeside Lending Inc (FL), as Servicer <F1>
       j) National City Mortgage Co, as Servicer <F1>
       k) Residential Funding Corp, as Servicer <F1>
       l) Washington Mutual (PNC), as Servicer <F1>
       m) Wells Fargo Home Mortgage, Inc, as Servicer <F1>
       n) Wilmington Savings, as Servicer <F1>


    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.


       a) Alliance Mtg Co, as Servicer <F1>
       b) ABN AMRO North America, Inc, as Servicer <F1>
       c) Cendant Mortgage Corp, as Servicer <F1>
       d) Charter Bank For Savings, as Servicer <F1>
       e) Countrywide Funding, as Servicer <F1>
       f) First Indiana Bank, as Servicer <F1>
       g) First Union Mortgage Corp, as Servicer <F1>
       h) GMAC Mortgage Corp, as Servicer <F1>
       i) Homeside Lending Inc (FL), as Servicer <F1>
       j) National City Mortgage Co, as Servicer <F1>
       k) Residential Funding Corp, as Servicer <F1>
       l) Washington Mutual (PNC), as Servicer <F1>
       m) Wells Fargo Home Mortgage, Inc, as Servicer <F1>
       n) Wilmington Savings, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On November 07, 2001, December 11, 2001, and January 10, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.


   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.

  <F2> Previously filed.

                               SIGNATURE


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

    Bear Stearns ARM Trust
    Mortgage Pass-Through Certificates
    Series 2001-1
    (Registrant)


  Signed:  Wells Fargo Bank Minnesota, N.A., as Master Servicer

  By:   Christine A. Tincher, as Vice President

  By: /s/  Christine A. Tincher

  Dated: December 16, 2002

Sarbanes-Oxley Certification


I, Christine A. Tincher, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Bear Stearns ARM Trust Mortgage Pass-Through Certificates Series 2001-1.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      Christine A. Tincher
      [Signature]


      Vice President
      [Title]




  Exhibit Index

  Exhibit No.

  (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2001.

     a) Alliance Mtg Co, as Servicer <F1>
     b) ABN AMRO North America, Inc, as Servicer <F1>
     c) Cendant Mortgage Corp, as Servicer <F1>
     d) Charter Bank For Savings, as Servicer <F1>
     e) Countrywide Funding, as Servicer <F1>
     f) First Indiana Bank, as Servicer <F1>
     g) First Union Mortgage Corp, as Servicer <F1>
     h) GMAC Mortgage Corp, as Servicer <F1>
     i) Homeside Lending Inc (FL), as Servicer <F1>
     j) National City Mortgage Co, as Servicer <F1>
     k) Residential Funding Corp, as Servicer <F1>
     l) Washington Mutual (PNC), as Servicer <F1>
     m) Wells Fargo Home Mortgage, Inc, as Servicer <F1>
     n) Wilmington Savings, as Servicer <F1>


  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.


     a) Alliance Mtg Co, as Servicer <F1>
     b) ABN AMRO North America, Inc, as Servicer <F1>
     c) Cendant Mortgage Corp, as Servicer <F1>
     d) Charter Bank For Savings, as Servicer <F1>
     e) Countrywide Funding, as Servicer <F1>
     f) First Indiana Bank, as Servicer <F1>
     g) First Union Mortgage Corp, as Servicer <F1>
     h) GMAC Mortgage Corp, as Servicer <F1>
     i) Homeside Lending Inc (FL), as Servicer <F1>
     j) National City Mortgage Co, as Servicer <F1>
     k) Residential Funding Corp, as Servicer <F1>
     l) Washington Mutual (PNC), as Servicer <F1>
     m) Wells Fargo Home Mortgage, Inc, as Servicer <F1>
     n) Wilmington Savings, as Servicer <F1>


  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.


     a) Alliance Mtg Co, as Servicer <F1>
     b) ABN AMRO North America, Inc, as Servicer <F1>
     c) Cendant Mortgage Corp, as Servicer <F1>
     d) Charter Bank For Savings, as Servicer <F1>
     e) Countrywide Funding, as Servicer <F1>
     f) First Indiana Bank, as Servicer <F1>
     g) First Union Mortgage Corp, as Servicer <F1>
     h) GMAC Mortgage Corp, as Servicer <F1>
     i) Homeside Lending Inc (FL), as Servicer <F1>
     j) National City Mortgage Co, as Servicer <F1>
     k) Residential Funding Corp, as Servicer <F1>
     l) Washington Mutual (PNC), as Servicer <F1>
     m) Wells Fargo Home Mortgage, Inc, as Servicer <F1>
     n) Wilmington Savings, as Servicer <F1>


  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.




EX 99.1 (a)

Deloitte &
Touche     (logo)


Deloitte & Touche LLP
Certified Public Accountants
Suite 2801
One Independent Drive
Jacksonville, Florida 32202-5034

Tel: (904) 665-1400
Fax: (904) 355-9104
www.us.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT ON
MANAGEMENT'S ASSERTION ABOUT COMPLIANCE WITH
UNIFORM SINGLE ATTESTATION PROGRAM REQUIREMENTS


To the Board of Directors
Alliance Mortgage Company:

We have examined management's assertion about Alliance Mortgage Company's and subsidiaries ("Alliance Mortgage Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2001 included in the accompanying management assertion. Management is responsible for Alliance Mortgage Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Alliance Mortgage Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Alliance Mortgage Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Alliance Mortgage Company and subsidiaries complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.


March 22, 2002


Deloitte, Touche, Tohmatsa     (logo)


EX 99.1 (b)

ERNST&YOUNG   (logo)
Ernst & Young LLP
Phone: (312) 879-2000
www.ey.com

Sears Tower
233 South Wacker Drive
Chicago, Illinois 60606-6301

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants


Board of Directors
ABN AMRO North America, Inc.

We have examined management's assertion, included in the accompanying report titled Report Of Management, that except for noncompliance with the minimum servicing standard for custodial bank and related clearing account reconciliations, ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of ABN AMRO North America, Inc.) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2001. Management is responsible for AAMG's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about AAMG's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about AAMG's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on AAMG's compliance with specified requirements.

In our opinion, management's assertion, that except for noncompliance with custodial bank and related clearing account reconciliations, AAMG complied with the aforementioned requirements during the year ended December 31, 2001, is fairly stated, in all material respects.

This report is intended solely for the information and use of the board of directors, management, and AAMG's private investors and is not intended to be and should not be used by anyone other than these specified parties.



January 29, 2002

Ernst & Young LLP is a member of Ernst & Young International,
Ltd.



EX 99.1 (c)

Deloitte & Touche LLP
Two Hilton Court
P.O. Box 319
Parsippany, New Jersey 07054-0319

Tel: (973) 683-7000
Fax: (973) 683-7459
www.us.deloitte.com


INDEPENDENT ACCOUNTANT'S REPORT

To Cendant Mortgage Corporation:

We have examined management's assertion about Cendant Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bank Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2001 included in the accompanying management assertion. Management is responsible for Cendant Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis evidence about Cendant Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cendant Mortgage Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Cendant Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.



February 15, 2002






EX 99.1 (d)

NEFF & RICCI LLP
CONSULTANTS & CERTIFIED PUBLIC ACCOUNTANTS
6100 UPTOWN BLVD NE SUITE 400
ALBUQUERQUE, NM 87110
TEL : 505.830.6200  FAX : 505.830.6282  WEB : WWW.NEFFCPA.COM

Independent Auditors' Report

The Board of Directors
Charter Bank:

We have examined management's assertion, included in the accompanying management assertion, that Charter Bank and subsidiary, Charter Mortgage Company, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2001. Management is responsible for Charter Bank's compliance with those requirements. Our responsibility is to express an opinion on Charter Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Charter Bank's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Charter Bank's compliance with the specified requirements.

In our opinion, management's assertion that Charter Bank has complied with the aforementioned requirements is fairly stated in all material respects.

This report is intended for the information of the audit committee, board of directors, management and applicable regulatory agencies and is not intended to be and should not be used by anyone other than these specified parties.



Albuquerque, New Mexico
March 1, 2002






EX 99.1 (e)

Grant Thornton    (logo)

Accountants and Management Consultants

REPORT OF INDEPENDENT ACCOUNTANTS ON MANAGEMENT'S
ASSERTION ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS
SET FORTH IN THE UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

Board of Directors
Countrywide Credit Industries, Inc.

We have examined management's assertion about Countrywide Credit
Industries, Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) ("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the ten months ended December 31, 2001 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of is evidence about the Certified Public Accountants and, accordingly, included examining, on a test basis Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Credit Industries, Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc., and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) complied with the aforementioned minimum servicing standards as of and for the ten months ended December 31, 2001 is fairly stated, in all material respects.


Los Angeles, California
March 7, 2002







EX 99.1 (f)

KPMG (logo)

2400 First Indiana Plaza
135 North Pennsylvania Street
Indianapolis, IN 46204-2452

Independent Auditors' Report

The Audit Committee of the Board of Directors First Indiana Corporation:

We have examined management's assertion included in the accompanying letter, that First Indiana Bank, a wholly-owned subsidiary of First Indiana Corporation (the "Bank") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's
Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2001. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards during the year ended December 31, 2001 is fairly stated, in all material respects.

January 16, 2002


KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.







EX 99.1 (g)

KPMG (logo)
401 South Tryon Street
Suite 2300
Charlotte, NC 28202-1911

Independent Accountants' Report

The Board of Directors First Union National Bank:

We have examined management's assertion, included in the accompanying report, that First Union National Bank (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards I.4, II.1., II.2., II.3., II.4., III.2., III.3., III.4., V.2., V.3., V.4., and VI.1., which are performed by the Bank's primary servicers, as of and for the year ended December 31, 2001. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination. We did not examine the respective primary servicers' compliance with standards I.4., II.1., II.2., II.3, II.4., III.2., III.3., III.4., V.2., V.3., V.4., and VI.1. and, accordingly, do not express an opinion thereon.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the applicable minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.

March 6, 2002

KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.






EX 99.1 (h)

PricewaterhouseCoopers LLP (LOGO)

PricewaterhouseCoopers LLP
160 Federal Street
Boston MA 02110-9862
Telephone (617) 428 8400
Facsimile (617) 439 7393

Report of Independent Accountants

To the Board of Directors and Stockholder of GMAC Mortgage Corporation:

We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2001 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.




March 7, 2002






EX 99.1 (i)

KPMG    (logo)

Suite 2700 Independent Square
One Independent Drive
PO. Box 190
Jacksonville, FL 32201-0190

Independent Auditors' Report
On The Uniform Single Attestation Program for Mortgage Bankers

The Board of Directors
HomeSide Lending, Inc.:

We have examined management's assertion about HomeSide Lending, Inc. and subsidiaries' (the Company's) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers and that the Company had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million, respectively, as of and for the year ended September 30, 2001, included in the accompanying management assertion letter dated December 7, 2001. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that HomeSide Lending, Inc. and subsidiaries has complied in all material respects with the aforementioned minimum servicing standards and that the Company had in effect a fidelity bond and errors and omissions policy in the amount of S76 million and $20 million, respectively, as of and for the year ended September 30, 2001 is fairly stated, in all material respects.

December 7, 2001

KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG international, a Swiss association.






EX 99.1 (j)

ERNST & YOUNG  (logo)

Ernst & Young LLP
1300 Huntington Building
925 Euclid Avenue
Cleveland, Ohio 44115-1405
Phone: (216) 861-5000
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
National City Mortgage Co.

We have examined management's assertion, included in the accompanying report titled Report of Management, that National City Mortgage Co. (NCM) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) during the year ended December 31, 2001. Management is responsible for NCM's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NCM's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified requirements.

In our opinion, management's assertion, that NCM complied with the aforementioned requirements during the year ended December 31, 2001, is fairly stated, in all material respects.

This report is intended solely for the information and use of the audit committee, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Government National Mortgage Association and NCM's private investors and is not intended to be and should not be used by anyone other than these specified parties.



January 29, 2002







EX 99.1 (k)

PRICEWATERHOUSECOOPERS   (logo)

PricewaterhouseCoopers LLP
650 Third Avenue South
Suite 1300
Minneapolis MN 55402
Phone (612) 596 6000
Facsimile (612) 373 7160

Report of Independent Accounts


To the Board of Directors and Stockholder of Residential Funding Corporation


We have examined management's assertion about Residential Funding
Corporation's (the "Company") compliance with the minimum servicing standards identified in their role as Master Servicer as of and for the year ended December 31, 2001, included in the accompanying management assertion. Such assertions were examined relating to those mortgage loans included in the listing of mortgage loans and series of certificates included in the attached
Exhibit 1. Our testing procedures were applied only to the series of certificates serviced on or before August 31, 2001. Direct servicing functions are performed by various subservicers. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. Loans and series of certificates subject to such procedures were selected using sampling methods, and accordingly, we make no representation that our examination procedures were performed on a specific loans of series of certificates as listed in the attached Exhibit 1. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001, is fairly stated, in all material respects.

March 1, 2002






EX 99.1 (l)

Deloitte
& Touche   (logo)

Deloitte & Touche LLP
Suite 4500
700 Fifth Avenue
Seattle, Washington 98104-5044

Tel: (206) 292-1800
Fax: (206) 343-7809
www.us.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT ON COMPLIANCE WITH UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

Audit Committee of the Board of Directors
Washington Mutual, Inc.
Seattle, Washington


We have examined management's assertion about Washington Mutual, Inc.'s
(the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2001, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001, is fairly stated, in all material respects.


March 6, 2002

Deloitte
Touche
Tohmatsu  (logo)







EX 99.1 (m)

KPMG    (logo)

2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Wells Fargo Home Mortgage:

We have examined management's assertion, included in the accompanying Management Assertion, that Wells Fargo Home Mortgage complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2001. Management is responsible for Wells Fargo Home Mortgage's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Wells Fargo Home Mortgage's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Home Mortgage's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wells Fargo Home Mortgage's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wells Fargo Home Mortgage complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001, is fairly stated, in all material respects.


January 15, 2002


KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.







EX 99.1 (n)

KPMG  (logo)

1600 Market Street
Philadelphia, PA 19103-7279

Independent Accountants' Report

To the Board of Directors
Wilmington Savings Fund Society, FSB

We have examined management's assertion about Wilmington Savings Fund
Society, FSB's (the Bank's) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2001 included in the accompanying management assertion. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.


Philadelphia, Pennsylvania
January 21, 2002






EX 99.2 (a)

Alliance
Mortgage Company    (logo)

March 22, 2002

Deloitte & Touche LLP
Suite 2801, One Independent Drive
Jacksonville, Florida 32202

As of and for the years ended December 31, 2001, Alliance Mortgage Company and subsidiaries (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for the same period, the Company had in effect fidelity and errors and omissions insurance coverage in the amounts of $15,000,000 and $14,000,000, respectively.


Gary A. Meeks
Chairman and Chief Executive Officer




Blake Wilson
Executive Vice President
Chief Financial Officer




Michael C. Koster
Executive Vice President
Loan Administration




8100 Nations Way * Jacksonville, Florida 32256 * (904) 281-6000




EX 99.2 (b)

ABN-AMRO    (logo)

ABN AMRO Mortgage Group, Inc.
4242 North Harlem Avenue
Norridge, Illinois 60706


Report of Management


We, as members of management of ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of ABN AMRO North America, Inc.) are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of AAMG's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2001, AAMG complied in all material respects, with the minimum servicing standards set forth in the USAP except as described below.

Custodial bank and related clearing account reconciliations contained items which were not resolved within 90 calendar days of their original identification for 2 out of the 38 reconciliations tested. These items were resolved within 150 calendar days of their original identification.

As of and for this same period, ABN AMRO North America, Inc. had in effect a fidelity bond in the amount of $500,000,000 and an error and omissions policy in the amount of $25,000,000.


Stanley Rhodes
President



Richard Geary
Group Senior Vice President and Manager


January 29, 2002


EX 99.2 (c)

Cendant Mortgage
3000 Leadenhall Road
Mount Laurel, NJ 08054

CENDANT MORTGAGE     (logo)

As of and for the year ended December 31, 2001, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.

Cendant Mortgage Corporation



Terence W. Edwards
President and Chief Executive Officer

Mark Danahy
Senior Vice President & Chief Financial Officer

Martin L. Foster
Senior Vice President - Loan Servicing







EX 99.2 (d)

CHARTER
Bank Mortgage Insurance    (logo)


March 1, 2002

MANAGEMENT'S ASSERTIONS ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS OF UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

As of and for the year ended December 31, 2001 Charter Bank and its subsidiary, Charter Mortgage Company, have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for the same period, Charter Bank had in effect fidelity bond and errors and omissions policies in the amounts of $3,500,000 and $3,500,000 respectively.

Sincerely,

Charter Bank


Russell Cummins
Executive Vice President
Chief Financial Officer







EX 99.2 (e)

Countrywide     (logo)


4500 PARK GRANADA
CALABASAS, CALIFORNIA 91302

(818) 225-3000

March 7, 2002

Grant Thornton LLP
1000 Wilshire Boulevard, Suite 300
Los Angeles, CA 90017

Gentlemen:

As of and for the ten months ended December 31, 2001, Countrywide Credit Industries, Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc.) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $230,000,000.


Thomas K. McLaughlin
Senior Managing Director and
Chief Financial Officer







EX 99.2 (f)

FIRST INDIANA BANK (logo)

January 16, 2002

KPMG LLP
2400 First Indiana Plaza
135 N. Pennsylvania Street
Indianapolis, Indiana 46204

Dear Members of the Firm:

As of and for the year ended December 31, 2001, First Indiana Bank (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same year, the Bank has in effect a fidelity bond of $10 million per occurrence and a mortgage errors and omissions policy of $2,700,000.

Very truly yours,

Owen B. Melton, Jr.
Chief Executive Officer and President

William J. Brunner
Chief Financial Officer and Senior Vice President


First Indiana Plaza
135 North Pennsylvania Street
Indianapolis, IN 46204
(317)269-1200






EX 99.2 (g)

Wachovia Securities (LOGO)
Charlotte NC 28288

Management Assertion

As of and for the year ended December 31, 2001, First Union National Bank (the Bank) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards I.4., II.1., II.2., II.3., IIA., III.2., III.3., III.4., V.2., V.3., VA., and VI.1., which are performed by the Bank's primary servicers.

As discussed above, with respect to minimum servicing standards I.4., II.1, II.2., II.3., II.4., III.2., III.3., III.4., V.2., V.3., V.4., and VI. I. of the
USAP, the Bank relies on the performance of its primary servicers. The Bank has a process in place to review the financial soundness and servicing performance of primary servicers on an annual basis. Among other factors, the Bank considers the results of the primary servicers' USAP reports in these reviews and takes appropriate corrective actions where it is warranted. The Bank is in the process of obtaining and reviewing the 2001 USAP reports for its primary servicers.

As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $20 million, respectively.



John M. Church                                  March 6, 2002
Managing Director/Senior Vice President         Date
First Union National Bank
Structured Products Servicing


Clyde Alexander                                 March 6, 2002
Vice President                                  Date
First Union National Bank
Residential Master Servicing






EX 99.2 (h)

GMAC Mortgage Corporation
4 Walnut Grove Drive
Horsham. PA 19044-0963

GMAC Mortgage (LOGO)

Exhibit 1

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 7, 2002

As of and for the year ended December 31, 2001, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policy in the amounts of $400,000,000 and $50,000,000, respectively.

David Applegate
Chief Executive Officer
GMAC Residential Holding Corp.

Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp.






EX 99.2 (i)

HOMESIDE
LENDING INC.(LOGO)

Management Assertion Letter

As of and for the year ended September 30, 2001, HomeSide Lending, Inc. and subsidiaries has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HomeSide Lending had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million, respectively.

William Glasgow, Jr.

December 7, 2001

Post Office Box 45298, Jacksonville, FL 32232-5298 * 1-800-874-0209

EQUAL HOUSING
LENDER          (logo)







EX 99.2 (j)

NationalCity
Mortgage        (logo)



National City Mortgage Co.
3232 Newmark Drive - Miamisburg, Ohio 45342
Telephone (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards.
We have performed an evaluation of NCM's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2001 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2001, NCM complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, NCM had in effect a fidelity bond and errors policy in the amount of $95 million and an omissions policy in the amount of $40 million.

T. Jackson Case Jr., Executive Vice President

January 29, 2002






EX 99.2 (k)

GMAC RFC   (logo)

Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards

March 1, 2002

PricewaterhouseCoopers LLP
650 South Third Street
Suite 1300
Minneapolis, MN 55402

As of and for the year ended December 31, 2001, Residential Funding Corporation ("RFC") has complied in all material respects with our minimum servicing standards set forth below for those loans serviced for others under master servicing arrangements. Direct servicing functions are performed by various subservicers.

Our minimum standards are:

I. CUSTODIAL BANK ACCOUNTS

A. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

1) Be mathematically accurate.

2) Be prepared within thirty (30) calendar days after the cutoff date.

3) Be reviewed and approved by someone other than the person who prepared the reconciliation, and document explanation for reconciling items.

4) These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

B. Each custodial and escrow account as maintained by the master servicer and subservicer shall be maintained in an eligible account in trust for the applicable certificate holders as prescribed by applicable pooling and servicing agreements.

C. Funds shall be advanced by the master servicer or the subservicer, as required by applicable pooling and servicing agreements in accordance with the amortization schedule of each mortgage loan, or for overdrafts in the mortgagers escrow accounts.

GMAC-RFC
8400 Normandale Lake Blvd.
Suite 250       Minneapolis, MN 55437
952.832.7000    gmacrfc.com




II. SUBSERVICER REMITTANCES

A. Remittances for mortgage payments and payoffs received from subservicers shall be deposited into the applicable investor custodial bank account within one business day of receipt.

B. Remittances from subservicers shall be reconciled to applicable mortgager records during the appropriate accounting cycle.

C. Reconciliations shall be performed monthly for each subservicer remittance. These reconcilations shall:

1) Be mathematically accurate.

2) Be prepared within thirty (30) calendar days after the cutoff date.

III. DISBURSEMENTS

A. Disbursements to investors shall be made in accordance with the applicable pooling and servicing agreements and/or the prospectus indicating how cash flows are to be allocated.

B. Amounts remitted to investors per our investor reports shall agree with the custodial bank statements.

C. Only permitted withdrawals per the applicable pooling and servicing agreements shall be made from the custodial accounts for certificate holders.

D. Disbursements of investor funds from custodial accounts via wire transfer shall be made only by authorized personnel.

IV. INVESTOR ACCOUNTING AND REPORTING

Statements to the certificateholders shall be made with each monthly distribution in accordance with applicable pooling and servicing agreements detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.

GMAC-RFC
8400 Normandale Lake Blvd.
Suite 250       Minneapolis, MN 55437
952.832.7000    gmacrfc.com




V. MORTGAGOR LOAN ACCOUNTING

A. Uniform Single Attestation Program reports from external subservicers will be obtained and reviewed to provide a basis in meeting our minimum servicing standards.

B. Mortgage loan records shall agree with, or reconcile to, the mortgage loan records maintained by the subservicer with respect to unpaid principal balance on a monthly basis.

VI. DELIQUENCIES

Reports from subservicers identifying delinquent loans shall be received and reviewed monthly. Reports shall be made with each distribution to certificateholders as to the number and aggregate principal balances of delinquent mortgage loans, based on the most recent reports furnished by the subservicers.

VII.INSURANCE POLICIES

As of and for this same period, RFC had in effect a fidelity bond in the amount $150,000,000 and a mortgage impairment/mortgagees errors and omissions and professional liability insurance policy in the amount of $100,000,000.

Bruce Paradis
Managing Director President

Davee Olson
Managing Director/Chief Financial Officer

Christopher Gilson
Managing Director

GMAC-RFC
8400 Normandale Lake Blvd.
Suite 250       Minneapolis, MN 55437
952.832.7000    gmacrfc.com







EX 99.2 (l)

Washington Mutual  (logo)

As of and for the year ended December 31, 2001, Washington Mutual, Inc.
(the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $110 million and $25 million, respectively.

Craig S. Davis
President
Home Loans & Insurance Services Group

Anthony T. Meola
Executive Vice President
Home Loans & Insurance Services Group

March 6, 2002






EX 99.2 (m)

Wells Fargo Home Mortgage   (logo)

1 Home Campus
Des Moines, IA 50328-0001

Management Assertion

As of, and for the year ended December 31, 2001, Wells Fargo Home Mortgage Banking has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of, and for the same period, Wells Fargo Home Mortgage Banking had in effect a fidelity bond along with an errors and omissions policy, in the amounts of $50 million and $10 million, respectively.

Pete Wissinger
Chief Executive
January 15, 2002

Geoffery H. Dreyer
Chief Financial Officer (effective 2001)
January 15, 2002

Michael J. Heid
Chief Financial Officer (effective 1/1/2002)
Executive Vice President,
Loan Servicing (effective 2001)
January 15, 2002

Robert Caruso
Senior Vice President,
Loan Servicing (effective 1/1/2002)
January 15, 2002






EX 99.2 (n)

WSFS bank  (logo)

Management Assertion

As of and for the year ended December 31, 2001, Wilmington Savings Fund Society, FSB complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Wilmington Savings Fund Society, FSB had in effect a fidelity bond and errors and omissions policy in the combined amount of $25,000,000.

Marvin N. Schoenhals
Chairman, President and
Chief Executive Officer

Mark A. Turner
Chief Operating Officer and
Chief Financial Officer

January 21, 2002

Wilmington Savings Fund Society, FSB * 838 Market Street * Wilmington, DE 19801
(302) 792-6000






EX 99.3 (a)

Alliance
Mortgage Company    (logo)

Michael C. Koster
Executive Vice President
Loan Administration

Officer's Certification of Servicing
2001

The undersigned officer certifies to the best of his/her knowledge the following for the 2001 fiscal year:

(a) That the mortgage insurance premiums charged under contract of the insurance with the Federal Housing Commission and/or private mortgage insurers, if any; all ground rents, if any; fire and any other hazard insurance premiums, taxes/sewer and water rents, if any; charges and claims assessed or levied by any lawful authority that were due and payable prior to December 31, 2001, have been paid to the appropriate authorities;

(b) I have reviewed the activities and performance of Alliance Mortgage Company during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Polling and Servicing Agreement and/or Seller/ Servicer Guide. To the best of this Officers' knowledge, we have fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year;

(c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

(d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgage Property, have been paid and that all such insurance policies are in full force and effect;

(e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported;

(f)  All Custodial Accounts have been reconciled and are properly funded;

(g) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050j/6050p of the Internal Revenue Code, respectively, have been prepared and filed.



January 5, 2002

P.O. Box 2109 * Jacksonville, FL 32232-0001 * 904-281-6299







EX 99.3 (b)

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2001 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
    (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a hen or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:


Officer

Assistant Vice President
Title

March 29, 2002
Date





EX 99.3 (c)

CENDANT
Mortgage    (logo)


June 13, 2002

Wells Fargo Bank Minnesota, NA
Corporate Trust Services
MAC N02702-011
9062 Old Annapolis Road
Columbia, MD 21045

Attn: Dionne Waldron-Dixon

RE:     Officer's Certificate - Annual Certification

Dear Master Servicer:

The undersigned officer certifies the following for Cendant Mortgage Corp. for the 2001 calendar year. To the best of our knowledge:

a) The activities and performances of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide and to the best of my knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo:

b) The Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

c) The Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide are in full force and effect;

d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo;

f)  All Custodial Accounts have been reconciled and are properly funded; and

g) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

Officer- Marc J. Hinkle

Vice President - Loan Servicing

Title

6/13/2002
Date





EX 99.3 (d)

CHARTER
Bank Mortgage Insurance     (logo)

Wells Fargo Bank Minnesota, N.A.
Attn: Master Servicing
11000 Broken Land Parkway
Columbia, MD 21044-3562

RE: Officer's Certificate

Dear Master Servicer:
The undersigned Officer certifies the following for the 2001 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a material default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

(D) All Premiums for Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not or if any such cost or expenses have not been paid with respect to any Mortgaged Property, the reason for non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

Officer

Title

Date






EX 99.3 (e)

Countrywide
Home Loans     (logo)

400 Countrywide Way
Simi Valley, California 93065-6298

April 11, 2002

Wells Fargo
9062 Old Annapolis Rd. MAC-N2702-011
Columbia, MD 21045


OFFICER'S CERTIFICATE

I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., fka Countrywide Funding Corporation. I further certify, with respect to the Servicing Agreements for Countrywide Mortgage Obligations, Inc., the following:

I have reviewed the activities and performance of the Servicer during the fiscal year ended December 31, 2001 under the Agreements and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the fiscal year.


Joseph Candelario
First Vice President
Compliance Officer
Loan Administration






EX 99.3 (f)

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562

Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2001 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

Robert L Zier

Officer

Vice President

Title

June 17, 2002

Date






EX 99.3 (g)

Wachovia Mortgage Corporation (LOGO)
formerly First Union
Mortgage Corporation

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2001 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing
Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.,

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.,

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

Officer


Richard Z. Grimm, Vice President
Title

3/28/2002
Date





EX 99.3 (h)

GMAC Mortgage (LOGO)

March 25, 2002

WELLS FARGO CORPORATE TRUST
STACEY WAINWRIGHT
MASTER SERVICING DEPARTMENT
11000 BROKEN LAND PARKWAY
COLUMBIA, MD 21044-3562

Re:     Officers Statement of Compliance
        Year Ending 2001

Please find below our annual Officers Statement of Compliance for the year ending 2001 with respect to the mortgage loans serviced by GMAC Mortgage Corporation ("GMACM") for your institution.

1. A review of the activities of the Seller / Servicer during the preceding calendar year and of performance according to the Seller / Servicer contract has been made with the undersigned Officer's supervision, and
2. To the best of the undersigned Officer's knowledge, based on such review, the Seller / Servicer has fulfilled all its obligations under the Guides for such year, or if there has been a default in the fulfillment of any such obligation, such default is listed below, and
3. If applicable, GMACM has filed the information returns with respect to the receipt of mortgage interest pursuant to Sections 6050H, 6050J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.

Known Default   Status  Steps Being Taken To Cure Default

(None)

Servicer:       GMAC Mortgage Corporation

By:

Name:   Michael Kacergis

Title:  Assistant Vice President

Date:   March 25, 2002

GMAC Mortgage Corporation
500 Enterprise Road
Horsham, PA 19044






EX 99.3 (i)

HOMESIDE
LENDING (LOGO)

July 3, 2002

Ms. Dionne Waldron-Dixon
Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MID 21045

Re:     Officer's Certificate

Dear Ms. Waldron-Dixon:


The undersigned Officer certifies the following for the 2001 fiscal year:

- I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.

- I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing.

- I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect.

- All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid, and that all such insurance policies are in full force and effect.

- All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.

- All Custodial Accounts have been reconciled and are properly funded.

- All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Finally, the Servicer Information Form and our most recent copy of FHLMC Form 16SF are enclosed. The bank statements will be provided under separate cover. Should you need anything further please contact Lynda M. Pohwat at
(904)281-4705 or lmpohwat@homeside.com.

Sincerely,

Karen Bryan
Vice President

lp
encs.






EX 99.3 (j)

National City
Mortgage (logo)

National City Mortgage Co.
3232 Newmark Drive - Miamisburg, Ohio 45342
Telephone (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820


Wells Fargo Bank, Minnesota NA
Attn: Dionne Waldron-Dixon
11000 Broken Land Parkway
Columbia, Maryland 21044-3562

RE:     Annual Officer's Servicing Certification

Dear Master Servicer:

The undersigned Officer certifies the following for the 2001 fiscal year:


(a) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to;
(b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;
(c) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
(if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;
(d) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, NA;
(e) All bonds, mortgages, and title policies are held by National City
Mortgage;
(f) All Custodial Accounts have been reconciled and are properly funded; and
(g) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J, and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

Officer (Mary Beth Criswell)

National City Mortgage
Company

Vice President
Title

March 22, 2002
Date







EX 99.3 (k)

GMAC RFC  (logo)


2001 ANNUAL STATEMENT OF COMPLIANCE CERTIFICATE

Pursuant to the governing documents including but not limited to various Pooling and Servicing Agreements and Sales and Servicing Agreement
("the Agreements"), where Residential Funding Corporation
("the Master Servicer") has been appointed Master Servicer, an annual statement of compliance is required to be delivered to either the Trustee or the Investor. The undersigned Director of Residential Funding Corporation, hereby certifies that:

(i) a review of the activities of the Master Servicer during the preceding calendar year has been conducted, and the performance of duties outlined in the Agreements has been made under the undersigned officers' supervision;

(ii) to the best of the undersigned officers' knowledge, based on the aforementioned review, the Master Servicer has complied with the minimum servicing standards set forth in the USAP for Mortgage Bankers, and has fulfilled off of its material obligations relating to the Agreements in all material respects throughout such year;

(iii) to the best of the undersigned officers' knowledge, each Subservicer has complied with the minimum servicing standards set forth in the USAP for Mortgage Bankers, and has fulfilled all of its material obligations relating to the Agreements in all material respects throughout such year;

Dated: March 29, 2002

Robert L. Appel
Director, Master Servicing

GMAC-RFC
2255 North Ontario Street Suite 400
Burbank, CA 91504
818.260.1400    Fax 818.260.1835
gmacrfc.com






EX 99.3 (l)

Washington Mutual   (logo)

P.O. Box 1093
Northridge, CA 91328-1093

Officer's Certificate

The undersigned Officer certifies the following for the 2001 fiscal year:


A. I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year.

B. I have Confirmed that the Servicer is currently an approved FNMA of FHLMC Servicer in good standing:

C. I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect:

D. All premiums for each Hazard Insurance policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgage Property, have been paid and that all such insurance policies are in full force and effect:

E. All real estate taxes, government assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property have been paid. All Custodial Accounts have been reconciled and are properly funded: and

F. All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, Respectively, have been prepared and filed.

Certified By:

John Mac Lean

Vice President
Title

March 25, 2002
Date







EX 99.3 (m)

Wells Fargo Home Mortgage   (logo)

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Compliance Department

RE: Officer's Certificate

Dear Master Servicer:


The undersigned Officer certifies the following for the 2001 fiscal year:

(i) A review of the activities of the Servicer during the preceding fiscal year and of the Servicer's performance of the Servicer under the terms of the Servicing Agreement with respect to such Loans has been made under the supervision of the officer who signed such Officer's Certificate;

(ii) To the best of such officer's knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, such Officer's Certificate shall specify each such default known to such signer and the nature and status thereof and what action the Servicer proposes to take with respect thereto.


Certified By:

Diane B. Cooper
Officer

AVP, Client Relations
Title

4/12/2002
Date






EX 99.3 (n)

WSFS bank (LOGO)

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia MD 21044-3562
Attn: Master Servicing

RE: OFFICER'S CERTIFICATE

Dear Master Servicer:

The undersigned Officer certifies the following for the 2001 Fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in Good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
(if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J, and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Wilmington Savings Fund Society, FSB * 838 Market Street * Wilmington, DE 19801
* (302) 792-6000
www.wsfsbank.com