Form 10-K
BEAR STEARNS ARM TRUST MORTGAGE PASS-THROUGH CERT SER 2001-1
filed 2003-04-15
CIK 1137227

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

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

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class A-1                         1
             Class A-2                         4
             Class A-3                         6
             Class A-4                         3
             Class A-5                        11
             Class A-6                         4
             Class B-1                         1
             Class B-2                         1
             Class B-3                         1
             Class R-I                         1
             Class R-II                        1

             Total:                           34


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

                               PART IV


  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) ABN AMRO Mortgage Group, as Servicer <F1>
       b) Alliance Mtg Co, as Servicer <F1>
       c) Cendant Mortgage Corp, as Servicer <F1>
       d) Charter Bank For Savings, as Servicer <F1>
       e) Countrywide Funding, as Servicer <F1>
       f) First Indiana Bank, as Servicer <F1>
       g) GMAC Mortgage Corp, as Servicer <F1>
       h) Homeside Lending Inc (FL), as Servicer <F1>
       i) National City Mortgage Co, as Servicer <F1>
       j) Residential Funding Corp, as Servicer <F1>
       k) Washington Mutual Bank, F.A., as Servicer <F1>
       l) Wells Fargo Home Mortgage, Inc, as Servicer <F1>
       m) Wilmington Savings, as Servicer <F1>


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) ABN AMRO Mortgage Group, as Servicer <F1>
       b) Alliance Mtg Co, as Servicer <F1>
       c) Cendant Mortgage Corp, as Servicer <F1>
       d) Charter Bank For Savings, as Servicer <F1>
       e) Countrywide Funding, as Servicer <F1>
       f) First Indiana Bank, as Servicer <F1>
       g) GMAC Mortgage Corp, as Servicer <F1>
       h) Homeside Lending Inc (FL), as Servicer <F1>
       i) National City Mortgage Co, as Servicer <F1>
       j) Residential Funding Corp, as Servicer <F1>
       k) Washington Mutual Bank, F.A., as Servicer <F1>
       l) Wells Fargo Home Mortgage, Inc, as Servicer <F1>
       m) Wilmington Savings, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) ABN AMRO Mortgage Group, as Servicer <F1>
       b) Alliance Mtg Co, as Servicer <F1>
       c) Cendant Mortgage Corp, as Servicer <F1>
       d) Charter Bank For Savings, as Servicer <F1>
       e) Countrywide Funding, as Servicer <F1>
       f) First Indiana Bank, as Servicer <F1>
       g) GMAC Mortgage Corp, as Servicer <F1>
       h) Homeside Lending Inc (FL), as Servicer <F1>
       i) National City Mortgage Co, as Servicer <F1>
       j) Residential Funding Corp, as Servicer <F1>
       k) Washington Mutual Bank, F.A., as Servicer <F1>
       l) Wells Fargo Home Mortgage, Inc, as Servicer <F1>
       m) Wilmington Savings, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) On November 06, 2002, December 09, 2002, and January 09, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





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



    Bear Stearns ARM Trust
    Mortgage Pass-Through Certificates
    Series 2001-1 Trust
    (Registrant)



  Signed:  Structured Asset Mortgage Investments Inc., as Depositor


  By:   Jeffrey Mayer, President

  By: /s/  Jeffrey Mayer

  Dated: April 14, 2003


  Sarbanes-Oxley Certification


I, Jeffrey Mayer, certify that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of [identify issuer];

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: ABN AMRO Mortgage Group, as Servicer, Alliance Mtg Co, as Servicer, Cendant Mortgage Corp, as Servicer, Charter Bank For Savings, as Servicer, Countrywide Funding, as Servicer, First Indiana Bank, as Servicer, GMAC Mortgage Corp, as Servicer, Homeside Lending Inc (FL), as Servicer, National City Mortgage Co, as Servicer, Residential Funding Corp, as Servicer, Washington Mutual Bank, F.A., as Servicer, Wells Fargo Home Mortgage, Inc, as Servicer, Wilmington Savings, as Servicer and Wells Fargo Bank Minnesota, N.A., as Master Seriver.


      Date: April 14, 2003


      /s/ Jeffrey Mayer
      Signature


      President
      Title



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



Ex-99.1 (a)

Ernst & Young   (logo)

Ernst & Young LLP
Sears Tower
233 South Wacker Drive
Chicago, Illinois 60606-6301
Phone: (312) 879-2000
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
ABN AMRO North America, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that except for noncompliance with the minimum servicing standard for escrow funds, ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of ABN AMRO North America, Inc.) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2002. Management is responsible for AAMG's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about AAMG's compliance based on our examination.

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

In our opinion, management's assertion, that except for noncompliance with the minimum servicing standard for escrow funds, AAMG complied with the aforementioned requirements during the year ended December 31, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the board of directors, management, and AAMG's private investors and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young LLP

January 20, 2003

A Member Practice of Ernst & Young Global


Ex-99.1 (b)

Deloitte
& Touche   (logo)

Deloitte & Touche LLP
Certified Public Accountants
One Independent Drive
Suite 2801
Jacksonville, FL 32202-5034

Tel: (904) 665-1400
Fax: (904) 355-9104
www.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT ON
MANAGEMENT'S ASSERTION ABOUT COMPLIANCE WITH
UNIFORM SINGLE ATTESTATION PROGRAM REQUIREMENTS

To the Board of Directors
Alliance Mortgage Company:

We have examined management's assertion about Alliance Mortgage Company's and subsidiaries ("Alliance Mortgage Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for Alliance Mortgage Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

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

In our opinion, management's assertion that Alliance Mortgage Company compiled with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

March 21, 2003

Deloitte
Touche
Tohmatsu



Ex-99.1 (c)

Deloitte
& Touche   (logo)

Deloitte & Touche LLP
750 College Road East
3rd Floor
Princeton, New Jersey 08540

Tel: (609) 514-3600
Fax: (609) 514-3603
www.deloitte.com

INDEPENDENT ACCOUNTANT'S REPORT

To Cendant Mortgage Corporation:

We have examined management's assertion about Cendant Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for Cendant Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cendant Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cendant Mortgage Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Cendant Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

February 21, 2003



Deloitte
Touche
Tohmatsu    (logo)

Ex-99.1 (d)

Independent Auditors' Report

The Board of Directors
Charter Bank:

We have examined management's assertion, included in the accompanying management assertion, that Charter Bank complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002. Management is responsible for Charter Bank's compliance with those requirements. Our responsibility is to express an opinion on Charter Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Charter Bank's compliance with those requirements, and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Charter Bank's compliance with the specified requirements.

In our opinion, Charter Bank complied in all material respects with the aforementioned requirements, as of and for the year ended December 31, 2002.

This report is intended for the information of the audit committee, board of directors, management and applicable regulatory agencies, and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Neff & Ricci LLP

Albuquerque, New Mexico
February 28, 2003


Ex-99.1 (e)

Grant Thornton (logo)

Accountants and Management Consultants

REPORT OF INDEPENDENT ACCOUNTANTS ON MANAGEMENT'S ASSERTION ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS SET FORTH IN THE UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

Board of Directors
Countrywide Financial Corporation

We have examined management's assertion about Countrywide Financial (formerly Countrywide Credit Industries, Inc.) and Subsidiaries' (including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL") and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) ("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

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

In our opinion, management's assertion that Countrywide Financial Corporation and Subsidiaries (including its wholly-owned subsidiary, Countrywide Home Loans, Inc., and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of
CHL) complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects, except as disclosed in the attached Schedule of Findings.

/s/ Grant Thornton LLP
Los Angeles, California
February 28, 2003

Suite 300
1000 Wilshire Blvd.
Los Angeles, CA 90017-2464
T 213.627.1717
F 213.624.6793
W www.grantthornton.com

Grant Thornton LLP
US Member of Grant Thornton International


Countrywide Financial Corporation
SCHEDULE OF FINDINGS
December 31, 2002

Statement of Condition:
Interest on payoffs for four (4) states was not properly credited to the mortgagor per the respective state laws due to a programming error that was not correctly identifying when the Company should be paying, or crediting, the mortgagor.

Criteria:
The Uniform Single Attestation Program for Mortgage Bankers, Section V, Item 4, requires that interest on review accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Effect:
The Company was not properly paying, or crediting, the mortgagors for interest on payoffs during the year ended 2002.

Recommendation:
The Company should identify all borrows who are affected and refund the interest immediately. The Company should also remedy the programming error so that the system will properly identify when the mortgagor should be paid, or credited, for the interest on payoffs.

Corrective Action Plan:
The Company investigated this matter and identified the programming error. The programming error was corrected as of February 10, 2003. The Company identified all mortgagors affected and will send a refund to each customer that would have received a refund at payoff had the error not occurred. The Company expects payment to the mortgagors to occur by April 30, 2003. The Company's Legal Department is also revalidating the interest on escrow rules for all states.
The Company's Internal Audit Department will be performing testing in the area to ensure proper interest credit to mortgagors where applicable.

Ex-99.1 (f)

KPMG (logo)

2400 First Indiana Plaza
135 North Pennsylvania Street
Indianapolis, IN 46204-2452

Independent Auditors' Report

The Audit Committee of the Board of Directors
First Indiana Corporation:

We have examined management's assertion about First Indiana Bank's, a wholly-owned subsidiary of First Indiana Corporation (the "Bank") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

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

In our opinion, management's assertion that the Bank has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

January 23, 2003


KPMG LLP. KPMG LLP, a U.S. limited liability partnership is a member of KPMG International, a Swiss association.

Ex-99.1 (g)


PricewaterhouseCoopers (logo)

PricewaterhouseCoopers LLP
160 Federal Street
Boston MA 02110-9862
Telephone (617) 428 8400
Facsimile (617) 439 7393

Report of Independent Accountants

To the Board of Directors and Stockholder of GMAC Mortgage Corporation:


We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' ("the Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

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

In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

March 7, 2003

Ex-99.1 (h)


Deloitte & Touche LLP
Suite 4500
700 Fifth Avenue
Seattle, Washington 98104-5044

Tel: (206) 292-1800
Fax: (206) 343-7809
www.deloitte.com

Deloitte
& Touche (logo)

INDEPENDENT ACCOUNTANTS' REPORT ON COMPLIANCE WITH UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

Board of Directors
Washington Mutual, Inc.

We have examined management's assertion about Washington Mutual, Inc. and subsidiaries' (the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

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

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002, is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

February 18, 2003


Deloitte
Touche
Tohmatsu (logo)

Ex-99.1 (i)

ERNST & YOUNG   (logo)

Ernst & Young LLP
1300 Huntington Building
925 Euclid Avenue
Cleveland, Ohio 44115-1405

Phone: (216) 861-5000
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
National City Mortgage Co.

We have examined management's assertion, included in the accompanying Report of Management, that National City Mortgage Co. (NCM) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) for the year ended December 31, 2002. Management is responsible for NCM's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

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

In our opinion, management's assertion, that NCM complied with the aforementioned requirements for the year ended December 31, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the audit committee, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Government National Mortgage Association and NCM's private investors and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young LLP

February 24, 2003

A Member Practice of Ernst & Young Global

Ex-99.1 (j)


PRICEWATERHOUSECOOPERS (logo)

PricewaterhouseCoopers LLP
650 Third Avenue South
Park Building
Suite 1300
Minneapolis MN 55402-4333
Telephone (612) 596 6000
Facsimile (612) 373 7160

Report of Independent Accountants

To the Board of Directors and Stockholder of Residential Funding Corporation


We have examined management's assertion about Residential Funding Corporation's (the "Company") compliance with the minimum servicing standards identified in their role as Master Servicer as of and for the year ended December 31, 2002, included in the accompanying management assertion. Such assertions were examined relating to those mortgage loans included in the listing of mortgage loans and series of certificates included in the attached Exhibit 1. Our testing procedures were applied only to the series of certificates serviced on or before September 30, 2002. Direct servicing functions are performed by various subservicers. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

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

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002, is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

March 7, 2003


Ex-99.1 (k)

Deloitte & Touche LLP
Suite 4500
700 Fifth Avenue
Seattle, Washington 98104-5044

Tel: (206) 292-1800
Fax: (206) 343-7809
www.deloitte.com

Deloitte
& Touche (logo)

INDEPENDENT ACCOUNTANTS' REPORT ON COMPLIANCE WITH UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

Board of Directors
Washington Mutual, Inc.

We have examined management's assertion about Washington Mutual, Inc. and subsidiaries' (the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

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

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002, is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

February 18, 2003


Deloitte
Touche
Tohmatsu (logo)

Ex-99.1 (l)

KPMG  (logo)

2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Wells Fargo Home Mortgage:

We have examined management's assertion dated February 25, 2003 that Wells
Fargo Home Mortgage complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002. Management is responsible for Wells Fargo Home Mortgage's compliance with those minimum standards. Our responsibility is to express an opinion on management's assertion about Wells Fargo Home Mortgage's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Home Mortgage's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wells Fargo Home Mortgage's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wells Fargo Home Mortgage complied with the aforementioned minimum servicing standard as of and for the year ended December 31, 2002, is fairly stated, in all material respects.

/s/ KPMG LLP

February 25, 2003

KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.


Ex-99.1 (m)

KPMG    (logo)

1601 Market Street
Philadelphia, PA 19103-2499

The Board of Directors
Wilmington Savings Fund Society, FSB

Independent Accountants' Report

We have examined management's assertion, included in the accompanying Management Assertion, that Wilmington Savings Fund Society, FSB (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

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

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

KPMG LLP KPMG LLP, a U.S. Limited liability partnership, is a member, of KPMG International, a Swiss association.


Ex-99.2 (a)

ABN AMRO (logo)

ABN AMRO Mortgage Group, Inc.
4242 North Harlem Avenue
Norridge, Illinois 60706-1283

www.mortgage.com


Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of ABN AMRO North America, Inc.) are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have preformed an evaluation of AAMG's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002, AAMG complied, in all material respects, with the minimum servicing standards set forth in the USAP except as described below.

Escrow funds were not returned to mortgagors within 30 calendar days of payoff for 2 out of the 25 loans tested.

As of and for this same period, ABN AMRO North America, Inc. had in effect a fidelity bond in the amount of $500,000,000 and an error and omissions policy in the amount of $25,000,000.

/s/ Stanley Rhodes
Stanley Rhodes
President

/s/ Richard Geary
Richard Geary
Group Senior Vice President

January 20, 2003

Affiliate Banks and Other Lending Offices: ABN AMRO Mortgage, LaSalle Bank N.A., LaSalle Home Mortgage, Standard Federal Bank N.A.

Ex-99.2 (b)

Alliance        (logo)
MORTGAGE COMPANY

March 21, 2003

Deloitte & Touche LLP
Suite 2801, One Independent Drive
Jacksonville, Florida 32202

As of and for the years ended December 31, 2002, Alliance Mortgage Company and subsidiaries (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for the same period, the Company had in effect fidelity and errors and omissions insurance coverage in the amounts of $15,000,000 and $15,000,000, respectively.

/s/ Gary A. Meeks
Gary A. Meeks
Chairman and Chief Executive Officer

/s/ Blake Wilson
Blake Wilson
Executive Vice President
Chief Financial Officer

/s/ Michael C. Koster
Michael C. Koster
Executive Vice President
Loan Administration



8100 Nations Way * Jacksonville, Florida 32256-4405 * (904) 281-6000




Ex-99.2 (c)

CENDANT
Mortgage    (logo)

Cendant Mortgage
3000 Leadenhall Road
Mount Laurel, NJ 08054

As of and for the year ended December 31, 2002, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $120 million and $20 million, respectively.

Cendant Mortgage Corporation

/s/  Terence W. Edwards
Terence W. Edwards
President and Chief Executive Officer



/s/ Mark Danahy
Mark Danahy
Senior Vice President & Chief Financial Officer



/s/ Martin L. Foster
Martin L. Foster
Senior Vice President-Loan Servicing

Ex-99.2 (d)

CHARTER       (logo)
Bank * Mortgage * Insurance

February 28, 2003

MANAGEMENT'S ASSERTIONS ON COMPLIANCE WITH MINIMUM SERVICING
STANDARDS OF UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE
BANKERS

As of and for the year ended December 31, 2002 Charter Bank has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for the same period, Charter Bank has in effect fidelity bond and error and omissions policies in the amounts of $3,500,000 and $3,500,000 respectively.

Sincerely,

Charter Bank

/s/ Russell Cummins
Russell Cummins
Executive Vice President
 Chief Financial Officer

2130 Eubank Blvd NE
P.O. Box 11519
Albuquerque, NM 87192-0519

505-291-3700
(f) 505-296-7998


Ex-99.2 (e)


Countrywide (logo)

4500 Park Granada
Calabasas, California 91302-1613
(818) 225-3508

Thomas K. McLaughlin
Managing Director
Chief Financial Officer

February 28, 2003

Grant Thornton LLP
1000 Wilshire Boulevard
Suite 300
Los Angeles, CA 90017

Gentlemen:

As of and for the year ended December 31, 2002, Countrywide Financial Corporation (formerly Countrywide Credit Industries, Inc.,) and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly owned subsidiary of CHL) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers, except as disclosed in the attached Schedule of Findings to the report. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $215 million and $240 million, respectively.

The Company investigated the matter noted in the Schedule of Findings and identified a programming error. The programming error was corrected as of February 10, 2003. The Company identified all mortgagors affected and will send a refund to each customer that would have received a refund at payoff had the error not occurred. The Company expects payments to the mortgagors to occur by April 30, 2003. The Company's Legal Department is also revalidating the interest on escrow rules for all states. The Company's Internal Audit Department will be performing testing in this area to ensure proper interest credit to mortgagors where applicable.

Sincerely,

/s/ Thomas K. McLaughlin
Senior Managing Director and
Chief Financial Officer


Ex-99.2 (f)


First Indiana Bank (logo)

January 23, 2003

KPMG LLP
2400 First Indiana Plaza
135 N. Pennsylvania Street
Indianapolis, IN 46204

Dear Members of the Firm:

As of and for the year ended December 31, 2002, First Indiana Bank (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same year, the Bank has in effect a fidelity bond of $10 million per occurrence and a mortgage errors and omissions policy of $3,000,000.

Very truly yours,

/s/ Owen B. Melton, Jr.
President
Chief Executive Officer

/s/ William J. Brunner
William J. Brunner
Senior Vice President
Chief Financial Officer


First Indiana Plaza
135 North Pennsylvania Street
Indianapolis, IN 46204
(317) 269-1200

Ex-99.2 (g)


GMAC Mortgage Corporation
4 Walnut Grove Dr.
P.O. Box 965
Horsham, PA 19044-0965

GMAC
Mortgage (logo)

Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards

March 7, 2003

As of and for the year ended December 31, 2002, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers ("USAP") except as follows: Section V - Mortgagor Loan Accounting requires that interest on escrow accounts shall be paid or credited to mortgagors in accordance with the applicable state laws. The Company failed to utilize the appropriate interest rate on escrow accounts required by the state of Oregon during the year.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $400,000,000 and $400,000,000, respectively.

/s/ David Applegate
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp

/s/ Ralph Hall
Ralph Hall
Chief Operation Officer
GMAC Residential Holding Corp


Ex-99.2 (h)


Washington Mutual


As of and for the year ended December 31, 2002, Washington Mutual, Inc. and subsidiaries (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.

/s/ Craig S. Davis
Craig S. Davis
President
Home Loans & Insurance Services Group

/s/ Anthony T. Meola
Anthony T. Meola
Executive Vice President
Home Loans & Insurance Services Group

February 18, 2003



1201 3rd Ave.
Seattle, WA 98101

Ex-99.2 (i)

National City
Mortgage        (logo)

National City Mortgage Co.
3232 Newmark Drive * Miamisburg, Ohio 45342
Telephone (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

Management's Assertion on Compliance with Minimum Servicing
Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report on Management

We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation
Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of NCM's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002, NCM complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, NCM had in effect a fidelity bond policy in the amount of $50 million and an errors and omissions policy in the amount of $40 million.

/s/ Charles Abourezk
Charles Abourezk, Senior Vice President

February 24, 2003



No one Cares More!


Ex-99.2 (j)


GMAC RFC (logo)

Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards

March 7, 2003

PricewaterhouseCoopers LLP
650 Third Avenue South
Suite 1300
Minneapolis, MN 55402


As of and for the year ended December 31, 2002, Residential Funding Corporation ("RFC") has complied in all material respects with our minimum servicing standards set forth below for those loans serviced for others under master servicing arrangements. Direct servicing functions are performed by various subservicers.

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

4) These reconciling items shall be resolved within ninety (90) calendar day of their original identification.


B. Each custodial and escrow account as maintained by the master servicer and subservicer shall be maintained in an eligible account in trust for the applicable certificateholders as prescribed by applicable pooling and servicing agreements.

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

C. Reconciliations shall be performed monthly for each subservicer remittance. These reconciliations shall:
1)Be mathematically accurate.
2)Be prepared within thirty (30) calendar days after the cutoff date.

III. DISBURSEMENTS

A. Disbursements to investors shall be made in accordance with the applicable pooling and servicing agreements and/or the prospectus indicating how cash flows are to be allocated.

B. Amounts remitted to investors per our investor reports shall agree with the custodial bank statements.

C. Only permitted withdrawals per the applicable pooling and servicing agreements shall be made from the custodial accounts for certificateholders.

D. Disbursements of investor funds from custodial accounts via wire transfer shall be made only by authorized personnel.


IV. INVESTOR ACCOUNTING AND REPORTING

A. Statements to the certificateholders shall be made with each monthly distribution in accordance with applicable pooling and servicing agreements detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.

V. MORTGAGOR ACCOUNTING

A. Uniform Single Attestation Program reports from external subservicers will be obtained and reviewed to provide a basis in meeting our minimum servicing standards.

B. Mortgage loan records shall agree with, or reconcile to, the mortgage loan records maintained by the subservicer with respect to unpaid principal balance on a monthly basis.

VI. DELINQUENCIES

A. Reports from subservicers identifying delinquent loans shall be received and reviewed monthly. Reports shall be made with each distribution to certificateholders as to the number and aggregate principal balances of delinquent mortgage loans, based on the most recent reports furnished by the subservicers.

VII. INSURANCE POLICIES

A. As of and for this same period, RFC had in effect a fidelity bond in the amount of $150,000,000 and a mortgage impairment/mortgages errors and omissions and professional liability insurance policy in the amount of $100,000,000.




/s/ Bruce Paradis
Bruce Paradis
Residential Funding Corporation
President & Managing Director

/s/ Davee Olson
Davee Olson
Residential Funding Corporation
Chief Financial Officer & Managing Director

/s/ Christopher T. Gilson
Christopher T. Gilson
Residential Funding Corporation
Managing Director

GMAC-RFC
8400 Normandale Lake Blvd. Suite 250    Minneapolis, MN 55437
952.832.7000    gmacrfc.com


Ex-99.2 (k)


Washington Mutual


As of and for the year ended December 31, 2002, Washington Mutual, Inc. and subsidiaries (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.

/s/ Craig S. Davis
Craig S. Davis
President
Home Loans & Insurance Services Group

/s/ Anthony T. Meola
Anthony T. Meola
Executive Vice President
Home Loans & Insurance Services Group

February 18, 2003



1201 3rd Ave.
Seattle, WA 98101

Ex-99.2 (l)

Wells Fargo
Home Mortgage     (logo)

1 Home Campus
Des Moines, IA 50328-0001


Management Assertion

As of and for the year ended December 31, 2002, Wells Fargo Home Mortgage Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Wells Fargo Home Mortgage Inc. had in effect a fidelity bond along with an errors and omissions policy in the amounts of $100 million and $20 million, respectively.

/s/ Pete Wissinger               February 25, 2003
Pete Wissinger
Chief Executive Officer

/s/ Michael J. Heid              February 25, 2003
Michael J. Heid
Chief Financial Officer
Executive Vice President

/s/ Robert Caruso                February 25, 2003
Robert Caruso
Senior Vice President
Loan Servicing


Ex-99.2 (m)

WSFS bank    (logo)

Management Assertion

As of and for the year ended December 31, 2002, Wilmington Savings Fund Society, FSB complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Wilmington Savings Fund Society, FSB had in effect a fidelity bond and errors and omissions policy in the combined amount of $25,000,000.



/s/ Marvin N. Schoenhals
Marvin N. Schoenhals
Chairman, President and
Chief Executive Officer



/s/ Mark A. Turner
Mark A. Turner
Chief Operating Officer and
Chief Financial Officer


March 26, 2003

Ex-99.3 (a)(i)

ABN AMRO (logo)

ABN AMRO Mortgage Group, Inc.
4242 North Harlem Avenue
Norridge, Illinois 60706-1283

www.mortgage.com


CERTIFICATE OF COMPLIANCE

The undersigned, an officer of ABN AMRO Mortgage Group, Inc.,
(the "participant"), hereby certifies as follows:

1. I have made, or caused to be made under my supervision, a review of the activities of ABN AMRO Mortgage Group, Inc. during the preceding calendar year ending December 31, 2002, with respect to performance under the

and

2. To the best of my knowledge, based on such review, there is as of this date, no default by ABN AMRO in the fulfillment of any of it's obligations under this issue.

In witness whereof the undersigned has this Certificate of Compliance this 1st day of March, 2003.


ABN AMRO Mortgage Group, Inc.

By: /s/ Mary P. Sperlik
Mary P. Sperlik
First Vice President

Affiliate Banks and Other Lending Offices: ABN AMRO Mortgage, LaSalle Bank N.A., LaSalle Home Mortgage, Standard Federal Bank N.A.


Ex-99.3 (a) (ii)

ABN-AMRO    (logo)

ABN AMRO Mortgage Group, Inc.
4242 North Harlem Avenue
Norridge, Illinois 60706-1283

www.mortgage.com

ANNUAL SERVICING CERTIFICATION

To Whom It May Concern:

Pursuant to the Servicing Agreement(s) between us, we certify with respect to each mortgage loan serviced for you, that as of December 31, 2002 except otherwise noted below:

1. All (a) taxes, assessments and other governmental charges levied against the mortgaged premises, (b) ground rents payable with respect to the mortgaged premises, if any, and (c) premiums on applicable FHA or private mortgage insurance, if any, which would be delinquent if not paid, have been paid.

2. Hazard Insurance coverage on the improvements on the mortgaged premises in the form and amount and with the coverage required by the Servicing Agreement is in effect.

EXCEPTIONS
None

Sincerely,
ABN AMRO Mortgage Group, Inc.

/s/ Mary P. Sperlik
Mary P. Sperlik
First Vice President
Investor Accounting



Affiliate Banks and Other Lending Offices: ABN AMRO Mortgage, LaSalle Bank N.A., LaSalle Home Mortgage, Standard Federal Bank N.A.

Ex-99.3 (b)

Wells Fargo Bank Minnesota,N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default of failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

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

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lein or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F)  All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Michael C. Koster
Officer

Executive Vice President
Title

1/22/03
Date


Ex-99.3 (c)


Cendant Mortgage
4001 Leadenhall Road
Mt. Laurel, NJ 08054


Cendant
Mortgage (logo)

March 28, 2003


Structured Asset Mortgage Investments, Inc.
383 Madison Avenue
New York, New York 10179
Attention: Vice President, Servicing

RE: Officer's Certificate

Ladies and Gentlemen:

The undersigned officer certifies the following for the 2002 calendar year.

a) I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of each Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide pursuant to which the Servicer services mortgage Loans for Structured Asset Mortgage Investments, Inc. ("SAMI") (the "Agreements") and to the best of my knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default and failure and the nature and status thereof has been reported to SAMI;

b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Agreements are in full force and effect;

d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to SAMI;

f) All Custodial Accounts have been reconciled and are properly funded; and

g) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/ Mary Hull
Officer

Director - Loan Servicing
Title

3/28/03
Date


Ex-99.3 (d)

Wells Fargo Bank Minnesota, N.A.
Attn: Master Servicing
11000 Broken Land Parkway
Columbia, MD 21044-3562

RE:  Officer's Certificate

Dear Master Servicer:



The undersigned Officer certifies the following for the 2002 fiscal year:

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

    Certified By:

    CHARTER BANK

    /s/ Russell Cummins
    Russell Cummins
    Executive Vice President

     3/25/03
     Date


Ex-99.3 (e)


Countrywide Home Loans (logo)

400 Countrywide Way
Simi Valley, California 93065-6298

March 21, 2003

NORWEST BANK MINN., N.A.
11000 Brokenland Parkway
Columbia, MD 21004
Attn: Karen Chapple

OFFICER'S CERTIFICATE

I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., fka Countrywide Funding Corporation. I further certify, with respect to the Servicing Agreement for Countrywide Mortgage Obligations, Inc., the following:

I have reviewed the activities and performance of the Servicer during the fiscal year ended December 31, 2002 under the Agreements and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the fiscal year.

/s/ Joseph Candelario     3/27/03
Joseph Candelario         Date
First Vice President
Compliance Officer
Loan Administration

re: Investor Numbers: 5

Ex-99.3 (f)


SunTrust Mortgage, Inc.
Post Office Box 26149
Richmond, VA 23260-6149
Toll Free 1-800-634-7928
www.suntrustmortgage.com

SunTrust (logo)

NORWEST BANK
ATTN: SUSAN GIBSON
11000 BROKEN LAND PKWY
COLUMBIA, MD 21044-3562
2ND FLOOR LOAN ACCTING


RE: ANNUAL SERVICING CERTIFICATION

In connection with the loans serviced by SunTrust Mortgage, Inc. for NORWEST BANK, I, the undersigned officer, hereby certify the following as December 31, 2002:

* All real estate taxes, special assessments and any charges that may become a lien upon the property and which became due in the last calendar year have been paid. This also includes the verification of payment with taxing authorities for non-impound mortgages.

* For those loans with escrow/impound accounts for the payment of taxes and insurance, sufficient amounts are being collected monthly to provide for payment of future amounts due.

* All FHA insurance premiums or private mortgage insurance premiums, if applicable, have been paid and such coverage is in full force and effect.

* All properties are adequately insured against casualty loss and, if applicable, flood loss and we are in possession of the original hazard insurance and flood insurance policies.

* Fidelity Bond coverage and Errors and Omissions coverage combined of $125,000,000 is adequate and in place and the applicable premiums have been paid.

* All interest and/or monthly payments adjustments for ARM and GPM loans have been made in accordance with the mortgage terms. Timely and proper notice of such changes was provided to the mortgagors.

* All property inspections have been completed according to the provisions of our Servicing Agreement, if applicable.

* The P&I custodial account and any clearing accounts are maintained in a depository institution the deposits of which are insured by the Bank Insurance Fund. The depository institution meets or exceeds the most recent financial rating requirements set forth by FNMA.

* We have complied with all other provisions of the Servicing Agreement.

* We are in compliance with IRS requirements and all federal, state, and local laws for reporting the receipt of interest, payment of fees, or acquisition of properties.

* To the best of my knowledge and upon reasonable investigation, the servicing of the Mortgage Loans during the preceding year has been conducted in compliance with all other provision of the Servicing Agreement(s)/Purchase and Sale Agreement(s) barring such exceptions as listed. Any exceptions to this certification are listed on an attachment along with explanations concerning their completion. If none are listed, it should be considered that there are no exceptions.

BY: /s/ Michael Patten         DATE: March 10, 2003
(signature)
Michael Patten, VP
(name and title)

Ex-99.3 (g)


GMAC Mortgage (logo)


March 15, 2003

NORWEST BANK MINNESOTA. N.A.
DEEPA UENKATRA
9062 OLD ANNAPOLIS ROAD
COLUMBIA, MD 21045


Re: Officers Statement of Compliance Year Ending 2002 Servicing Agreement/Pool

We hereby certify to the best of our knowledge and belief, that for the calendar year 2002:

1. A review of the activities of the Seller/Servicer and of performance according to the Seller/Servicer contract has been made with the undersigned Officer's knowledge.
2. To the best of the undersigned Officer's knowledge, and based on such review, the Seller/Servicer has fulfilled all its obligations under the Guides for such year.
3. If applicable, GMACM has filed the information returns with respects to the receipt of mortgage interest pursuant to Sections 6050H, 6050J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.
4. All hazard, flood, FHA mortgage insurance and primary mortgage insurance premiums, taxes, ground rents, assessments and other lienable items have been paid in connection with the mortgaged properties.
5. All property inspections have been completed as required.
6. Compliance relative to Adjustable Rate Mortgages has been met.
7. Fidelity Bond and Errors and Omissions Insurance coverage is current, in full force and effect.

Servicer: GMAC Mortgage Corporation
By: /s/ Michael Kacergis
Name: Michael Kacergis
Title: Assistant Vice President
Date: March 15, 2003

500 Enterprise Road
Suite 150
Horsham, PA 19044

Ex-99.3 (h)


Washington Mutual (logo)

P.O. Box 1093
Northridge, CA 91328-1093

Officer's Certificate


The undersigned Officer certifies the following for the 2002 fiscal year:

A. I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of each Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year.

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

E. All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property have been paid. All Custodial Accounts have been reconciled and are properly funded; and

F. All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ John MacLean
John MacLean

Vice President
Title

March 28, 2003
Date

Ex-99.3 (i)

National City
Mortgage            (logo)

National City Mortgage Co.
3232 Newmark Drive * Miamisburg, Ohio 45342
Telephone (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

Wells Fargo Bank Minnesota NA
Attn: Dionne Waldron, Master Servicing
9062 Old Annapolis Road
Columbia, Maryland 21045

RE: Officer's Certification-National City Mortgage

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year;

a. I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota NA;

b. I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

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

e. All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota NA;

f.  All custodial accounts have been reconciled and are properly funded; and

g. All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:
/s/ Mary Beth Criswell
Mary Beth Criswell

Vice President
Title

March 11, 2003
Date

Ex-99.3 (j)


GMAC RFC (logo)

2002 ANNUAL STATEMENT OF COMPLIANCE CERTIFICATE

Pursuant to the governing documents including but not limited to various Pooling and Servicing Agreements, Servicing Agreements and Sales and Servicing Agreement, ("the Agreements"), where Residential Funding Corporation ("the Master Servicer") has been appointed Master Servicer, an annual statement of compliance is required to be delivered to either the Trustee or the Investor. The undersigned Director of Residential Funding Corporation, hereby certifies that:

(i) a review of the activities of the Master Servicer during the preceding calendar year has been conducted, and the performance of duties outlined in the Agreements has been made under the undersigned officers' supervision;

(ii) to the best of the undersigned officers' knowledge, based on the aforementioned review, the Master Servicer has complied with the minimum servicing standards set forth in the USAP for Mortgage Bankers, and has fulfilled off of its material obligations relating to the Agreements in all material respects throughout such year; and

(iii) to the best of the undersigned officers' knowledge, each Subservicer has complied with the minimum servicing standards set forth in the USAP for Mortgage Bankers, and has fulfilled all of its material obligations relating to the Agreements in all material respects throughout such year.

Dated: March 31, 2003

/s/ Robert L. Appel
Robert L. Appel
Managing Director, Master Servicing

/s/ Darsi Meyer
Darsi Meyer
Director, Securities Administration

GMAC-RFC
2255 North Ontario Street  Suite 400   Burbank, CA 91504
818.260.1400    gmacrfc.com




Ex-99.3 (k)


Washington Mutual (logo)

P.O. Box 1093
Northridge, CA 91328-1093

Officer's Certificate


The undersigned Officer certifies the following for the 2002 fiscal year:

A. I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of each Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year.

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

E. All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property have been paid. All Custodial Accounts have been reconciled and are properly funded; and

F. All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ John MacLean
John MacLean

Vice President
Title

March 28, 2003
Date

Ex-99.3 (l)

Wells Fargo
Home Mortgage    (logo)

One Home Campus
Des Moines, IA 50328-0001


March 31, 2003


Re: 2002 Annual Certification

We hereby certify to the best of our knowledge and belief that for the calendar year of 2002:

1. All real estate taxes, bonds assessments and other lienable items have been paid.

2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement, or those of a normal prudent lender if not specified, and those premiums due have been paid.

4. We have made all property inspections as required.

5. Fidelity bond and Errors and Omissions insurance coverage currently exits.

6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status has been reported.

Sincerely,

/s/ John B. Brown
John B. Brown
Vice President
Wells Fargo Home Mortgage Inc.


Ex-99.3 (m)

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia MD 21044-3562
Attn: Master Servicing

RE: OFFICER'S CERTIFICATE

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 Fiscal year:

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

(E) All real estate taxes governmental assessments and any other expenses accrued and due, that if not paid cold result in a lien or encumbrance on any Mortgage Property, have been paid or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H. 6050J, and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

    Certified By:

    Officer

    Loan Operations Manager
    Title

    4/2/03
    Date



    Wilmington Savings Fund Society, FSB * 838 Market Street *
    Wilmington, DE 19801 * (302) 792-6000
    www.wsfsbank.com


Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   A-1                         1,345,365.14         8,040,156.12                0.00             19,440,521.54
   A-2                           977,276.51        13,426,388.63                0.00              9,604,897.78
   A-3                         1,869,083.05        27,094,594.09                0.00             16,692,320.95
   A-4                         1,948,895.01        33,675,694.96                0.00             13,572,468.20
   A-5                         1,744,123.95        22,711,064.43                0.00             12,537,646.30
   A-6                         1,918,456.28        24,597,196.81                0.00             16,215,484.13
   B-1                           316,719.10            80,129.37                0.00              4,801,377.28
   B-2                           140,793.95            35,620.62                0.00              2,134,398.74
   B-3                           117,304.79            29,677.91                0.00              1,778,309.47
   B-4                            93,854.08            23,744.92                0.00              1,422,802.99
   B-5                            70,377.75            17,805.45                0.00              1,066,907.97
   B-6                            82,126.00            20,777.12            1,345.73              1,243,876.85
   R-I                                 0.00                 0.00                0.00                      0.00
   R-II                                0.04                 0.00                0.00                      0.00