Form 10-K
BEAR STEARNS ARM TRUST MORTGAGE PASS-THROUGH CERT SER 2001-1
filed 2004-03-30
CIK 1137227

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  033-44658-27


        Bear Stearns ARM Trust
        Mortgage Pass-Through Certificates
        Series 2001-1

     (Exact name of registrant as specified in its charter)


   New York                                         90-0030575
                                                    22-3855514
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
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

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.



         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-1                            3
             Class A-2                            5
             Class A-3                            8
             Class A-4                            5
             Class A-5                           12
             Class A-6                            5
             Class B-1                            3
             Class B-2                            3
             Class B-3                            3
             Class B-4                            1
             Class B-5                            1
             Class B-6                            1
             Class R-I                            1
             Class R-II                           1

             Total:                              52


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1)  Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) ABN Amro Mortgage Group, as Servicer <F1>
       b) EverHome Mortgage f/k/a Alliance Mtg Co, as Servicer <F1>
       c) Cendant Mortgage Corp, as Servicer <F1>
       d) Charter Bank For Savings, as Servicer <F1>
       e) Countrywide Funding, as Servicer <F1>
       f) First Indiana Bank, as Servicer <F1>
       g) GMAC Mortgage Corp, as Servicer <F1>
       h) National City Mortgage Co, as Servicer <F1>
       i) Residential Funding Corp, as Servicer <F1>
       j) Wachovia Mortgage Corporation, as Servicer <F1>
       k) Washington Mutual Bank, F.A., as Servicer <F1>
       l) Wells Fargo Home Mortgage, Inc, as Servicer <F1>
       m) Wilmington Savings, as Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) ABN Amro Mortgage Group, as Servicer <F1>
       b) EverHome Mortgage f/k/a Alliance Mtg Co, as Servicer <F1>
       c) Cendant Mortgage Corp, as Servicer <F1>
       d) Charter Bank For Savings, as Servicer <F1>
       e) Countrywide Funding, as Servicer <F1>
       f) First Indiana Bank, as Servicer <F1>
       g) GMAC Mortgage Corp, as Servicer <F1>
       h) National City Mortgage Co, as Servicer <F1>
       i) Residential Funding Corp, as Servicer <F1>
       j) Wachovia Mortgage Corporation, as Servicer <F1>
       k) Washington Mutual Bank, F.A., as Servicer <F1>
       l) Wells Fargo Home Mortgage, Inc, as Servicer <F1>
       m) Wilmington Savings, as Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) ABN Amro Mortgage Group, as Servicer <F1>
       b) EverHome Mortgage f/k/a Alliance Mtg Co, as Servicer <F1>
       c) Cendant Mortgage Corp, as Servicer <F1>
       d) Charter Bank For Savings, as Servicer <F1>
       e) Countrywide Funding, as Servicer <F1>
       f) First Indiana Bank, as Servicer <F1>
       g) GMAC Mortgage Corp, as Servicer <F1>
       h) National City Mortgage Co, as Servicer <F1>
       i) Residential Funding Corp, as Servicer <F1>
       j) Wachovia Mortgage Corporation, as Servicer <F1>
       k) Washington Mutual Bank, F.A., as Servicer <F1>
       l) Wells Fargo Home Mortgage, Inc, as Servicer <F1>
       m) Wilmington Savings, as Servicer <F1>




     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On November 05, 2003, December 04, 2003, and January 07, 2004 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.


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



     Bear Stearns ARM Trust
     Mortgage Pass-Through Certificates
     Series 2001-1
     (Registrant)



  Signed: Structured Asset Mortgage Investments, Inc., as Seller

  By:     Jeffrey Mayer, President

  By: /s/ Jeffrey Mayer, President

  Dated: March 30, 2004



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

Exhibit Index

Exhibit No.

  Ex-(31.1) Rule 13a-14(a)/15d-14(a) Certification


  I, Jeffrey Mayer, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report , of Bear Stearns ARM Trust Mortgage Pass-Through Certificates, Series 2001-1 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: ABN Amro Mortgage Group as Servicer, Alliance Mtg Co as Servicer, Cendant Mortgage Corp as Servicer, Charter Bank For Savings as Servicer, Countrywide Funding as Servicer, First Indiana Bank as Servicer, GMAC Mortgage Corp as Servicer, National City Mortgage Co as Servicer, Residential Funding Corp as Servicer, Wachovia Mortgage Corporation as Servicer, Washington Mutual Bank, F.A. as Servicer, Wilmington Savings as Servicer.

     Date: March 30, 2004

     /s/ Jeffrey Mayer
     Signature

     President
     Title





Ex-99.1  (a)
ERNST & YOUNG (Logo)

Ernst & Young LLP
Scars Tower
233 South Wacker Drive
Chicago, Illinois 60606-6301

Phone: (312) 879-2000
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
LaSalle Bank Corporation

We have examined management's assertion, included in the accompanying report titled Report of Management, that ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of LaSalle Bank Corporation) complied with the servicing standards identified in Exhibit A to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2003, Management is responsible for AAMG's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the AAMG's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the AAMG's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on AAMG's compliance with the specified minimum servicing standards.

In our opinion, management's assertion that the AAMG complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2003, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

January 30, 2004

A Member Practice of Ernst & Young Global




Ex-99.1 (b)


(Logo) Deloitte


Deloitte & Touche LLP
Suite 2801
One Independent Drive Jacksonville, FL 32202-5034
USA
Tel: +19046651400
Fax: +1 9046651600
www.deloitte.com
INDEPENDENT ACCOUNTANTS' REPORT ON
MANAGEMENT'S ASSERTION ABOUT COMPLIANCE WITH UNIFORM SINGLE ATTESTATION PROGRAM REQUIREMENTS

To the Board of Directors EverHome Mortgage Company:

We have examined management's assertion about EverHome Mortgage Company's (the "Company") (formerly Alliance Mortgage Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

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

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP
February 25, 2004
Member of
Deloitte Touche Tohmatsu




Ex-99.1 (c)
Deloitte   (logo)

Deloitte & Touche LLP
Third Floor
750 College Road East
Princeton, NJ 08540
USA

Tel: +1 609 514 3600
Fax: +1 609 514 3603
www.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT

To Cendant Mortgage Corporation:

We have examined management's assertion that Cendant Mortgage Corporation (the Company) has complied as of and for the year ended December 31, 2003, with its established minimum servicing standards described in the accompanying Management Assertion Report. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, is fairly stated, in all material respects based on the criteria set forth in Appendix I.

/s/ Deloitte & Touche

February 23, 2004
Memeber of Deloitte Touche Tohmatsu





APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      * be mathematically accurate;
      * be prepared within forty-five (45) calendar days after the cutoff date;
      * be reviewed and approved by someone other than the person who prepared the reconciliation; and
      * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

   2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

   1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

   2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

   3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

   4. Mortgage payment identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

    1. Disbursements made via wire transfer on behalf of mortgagor or investor shall be made only by authorized personnel.

    2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

    3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

    4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

    5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

    6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

    1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

   1. The servicing entity's mortgage loan records shall agree with or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

   2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

   3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

   4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

    1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

    1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.






Ex-99.1 (d)

(LOGO) NEFF + RICCI LLP

CONSULTANTS & CERTIFIED PUBLIC ACCOUNTANTS
6100 UPTOWN BLVD NE * SUITE 400 * ALBUQUERQUE, NM 87110
TEL: 505.830.6200 FAX: 505.830.6282
WEB: WWW.NEFFCPA.COM

Independent Auditors' Report

The Board of Directors
Charter Bank

We have examined management's assertion, included in the accompanying management assertion, that Charter Bank complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003. Management is responsible for Charter Bank's compliance with those requirements. Our responsibility is to express an opinion on Charter Bank's compliance based on our examination.

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

In our opinion, Charter Bank complied in all material respects with the aforementioned requirements, as of and for the year ended December 31, 2003.

This report is intended for the information of the audit committee, board of directors, management, servicing investors and applicable regulatory agencies, and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Neff & Ricci LLP

Albuquerque, New Mexico
February 20, 2004



 Ex-99.1 (e)

Grant Thornton  (logo)

Accountants and Management Consultants

REPORT OF INDEPENDENT ACCOUNTANTS ON MANAGEMENT'S
ASSERTION ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS
SET FORTH IN THE UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

Board of Directors
Countrywide Financial Corporation

We have examined management's assertion about Countrywide Financial Corporation and Subsidiaries' (including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL") and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) ("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

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

In our opinion, management's assertion that Countrywide Financial Corporation and Subsidiaries (including its wholly-owned subsidiary, Countrywide Home Loans, Inc., and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of
CHL) complied with the aforementioned minimum servicing standards as of and for the year ended December 31,2003 is fairly stated, in all material respects, except as disclosed in the attached Schedule of Findings.

/s/ Grant Thorton LLP

Los Angeles, California
February 27, 2004

Suite 300
1000 Wilshire Blvd.
Los Angeles, CA 90017 2464

T 213 627-1717
F 213 624-6793

W www.grantthornton.com

Grant Thornton LLP
US Member of Grant Thornton International

 Ex-99.1 (f)

(Logo) KPMG


KPMG LLP
2400 First Indiana Plaza
135 North Pennsylvania Street
Indianapolis. IN 46204-2452


Independent Auditors' Report

The Audit Committee of the Board of Directors First Indiana Corporation:

We have examined management's assertion about First Indiana Bank's, a wholly-owned subsidiary of First Indiana Corporation (the "Bank"), compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2003 included in the accompanying management assertion. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

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

In our opinion, management's assertion that the Bank has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ KPMG LLP
February 27, 2004


KPMG LLP, a US limited liability partnership, the US member firm of KPMG International. a Swiss cooperative



 Ex-99.1 (g)

(logo) PRICEWATERHOUSECOOPERS



PricewaterhouseCoopers LLP
125 High Street
Boston MA 02110
Telephone (617) 530 5000
facsimile (617) 530-5001


Report of Independent Auditors



To the Board of Directors and Stockholder of GMAC Mortgage Corporation:



We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.


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


In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

March 24, 2004



 Ex-99.1 (h)



(LOGO) ERNST & YOUNG

Ernst & Young LLP
1300 Huntington Building
925 Euclid Avenue
Cleveland, Ohio 44115

Phone: (216) 861-5000
www.ey.com

Report on Management's Assertion on Compliance with the Specified Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
National City Mortgage Co.

We have examined management's assertion, inc1uded in the accompanying report titled Report of Management, that National City Mortgage Co. (NCM) complied with the servicing standards identified in Exhibit A to the Report of Management (the specific minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) during the year-ended December 31, 2003. Management is responsible for NCM's compliance with the specified minimum servicing standards. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NCM's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified minimum servicing standards.

In our opinion, management's assertion that NCM complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2003, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 25, 2004

A Member Practice of Ernst & Young Global



  Ex-99.1 (i)



(Logo) PriceWaterhouseCoopers

PricewaterhouseCoopers LLP
650 Third Avenue South
Park Building
Minneapolis MN 55402-4333
Telephone (612) 596 6000
Facsimile (612) 373 7160


Report of Independent Accountants

To the Board of Directors and Stockholder of Residential Funding Corporation:

We have examined management's assertion about Residential Funding Corporation's (the "Company") compliance with the minimum servicing standards identified in their role as Master Servicer as of and for the year ended December 31, 2003, included in the accompanying management assertion. Such assertion was examined relating to those mortgage loans included in the listing of mortgage loans and series of certificates included in the attached Exhibit 1. Our testing procedures were applied only to the series of certificates serviced on or before September 20,2003. Direct servicing functions are performed by various primary servicers and subservicers. Management is responsible for the Company's compliance with these minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. Loans and series of certificates subject to such procedures were selected using sampling methods, and accordingly, we make no representation that our examination procedures were performed on a specific series of loans of certificates as listed in the attached Exhibit 1. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.


/s/ PriceWaterhouseCoopers

February 20,2004




  Ex-99.1 (j)



(LOGO) KPMG
KPMG LLP
Suite 2300
401 south Tryon Street
Three First Union Center
Charlotte. NC 28202-1911

Independent Accountants' Report

The Board of Directors
Wachovia Mortgage Corporation

We have examined management's assertion, included in the accompanying Management Assertion, that Wachovia Mortgage Corporation (a subsidiary of Wachovia Corporation) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2003. Management is responsible for Wachovia Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Wachovia Mortgage Corporation's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wachovia Mortgage Corporation's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wachovia Mortgage Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wachovia Mortgage Corporation complied with the aforementioned minimum servicing standards during the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ KPMG LLP

March 26, 2004
(Logo) KPMG LLP U.S. Limited Liability partnership is the U.S. Member firm of KPMG International A Swiss Cooperative




  Ex-99.1 (k)


(logo) Deloitte

Deloitte & Touche LLP
Suite 3300
925 Fourth Avenue
Seattle, WA 98104-1126 USA
Tel: +12067167000
Fax: + 1 2069657000
www.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Washington Mutual Bank, FA and Subsidiaries

We have examined management's assertion that Washington Mutual Bank, FA and subsidiaries (the "Company") has complied as of and for the year ended December 31, 2003, with its established minimum servicing standards for single family residential mortgages identified in the accompanying Management's Assertion, dated February 16, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, is fairly stated, in all material respects, based on the criteria set forth in Appendix I.

/s/Deloitte & Touche

February 16, 2004



Member of
Deloitte Touche Tohmatsu





Ex-99.1 (L)

KPMG   (logo)

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

Independent Accountants' Report

The Board of Directors
Wells Fargo Home Mortgage, Inc.:

We have examined management's assertion dated February 25, 2004 that Wells Fargo Home Mortgage, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and perfonning such other procedures as we consideccd necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, is fairly stated, in a11 material respects.


/s/ KPMG LLP

February 25, 2004

KPMG LLP a US limited liability partnership, is the US member of KPMG international a Swiss corporation

  Ex-99.1 (m)

[logo kpmg]
KPMG LLP
1501 Market Street
Philadelphia. PA 19103-2499

Independent Accountants' Report

The Board of Directors
wilmington Savings Fund Society, FSB

We have examined management's assertion, included in the accompanying Management Assertion, that Wilmington Savings Fund Society, FSB (the Bank) complied with the minimum servicing Standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2003. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards. In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.


/s/ KPMG LLP

March 19,2004

(logo) KPMG LLP a U.S. Limited Liabilty partnership in the U.S.
Member firm KPMG international a Swiss Coopertive






Ex-99.2 (a)

ABN AMRO Mortgage (Logo)

loan Administration

4242 Norm Harlem Avenue
Norridge, Illinois 60706

Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of LaSalle Bank Corporation) are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the AAMG's compliance with the specified minimum servicing standards as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, the Bank complied, in all material respects, with the specified minimum servicing standards.

As of and for this same period, LaSalle Bank Corporation had in effect a fidelity bond in the amount of $500,OOO,00O and an error and omissions policy in the amount $25,000,000.

/s/ Stanley Rhodes
Stanley Rhodes
President

/s/ Richard Geary
Richard Geary
Group Senior Vice President

January 30, 2004

A Division of ABN AMRO Mortgage Group, Inc.

Affiliate Banks: LaSalle Bank N.A. Standard Federal Bank N.A.


Exhibit A

Specified Minimum Servicing Standards

I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a. be mathematically accurate;

b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Exhibit A

Specified Minimum Servicing Standards (continued)

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

Exhibit A

Specified Minimum Servicing Standards (continued)

V. Mortgagor Loan Accounting (continued)

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





Ex-99.2 (b)

(logo) EverHome
MORTGAGE COMPANY

As of and for the year ended December 31, 2003, EverHome Mortgage Company (formerly Alliance Mortgage Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, EverHome Mortgage Company had in effect a fidelity bond and an errors and omissions policy in the amount of $17 million, respectively.


/s/ Gary A. Meeks
Gary A. Meeks
President & COO
2/25/04


/s/ W. Blake Wilson
W. Blake Wilson
Executive Vice President & CPO
2/25/04




  Ex-99.2 (c)



Cendant Mortgage
3000 Leadhenhall Rd.
Mt. Laurel, NJ 08054

CENDANT   (logo)
Mortgage

As of and for the year ended December 31, 2003, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $140 million and $20 million, respectively.


Cendant Mortgage Corporation


/s/ Terence W. Edwards
Terence W. Edwards
President and Chief Executive Officer


/s/ Mark Danahy
Mark Danahy
Senior Vice President & Chief Financial Officer

/s/ Martin L. Foster
Martin L. Foster
Senior Vice President-Loan Servicing




Ex-99.2 (d)

(logo) CHARTER Bank . Mortgage . Insurance

February 20, 2004

MANAGEMENT'S ASSERTIONS ON COMPLIANCE WITH MINIMUM SERVICING
STANDARDS OF UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE
BANKERS

As of and for the year ended December 31, 2003 Charter Bank has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for the same period, Charter Bank has in effect fidelity bond and error and omissions policies in the amounts of $3,500,000 and $3,500,000, respectively.

Sincerely,

Charter Bank

/s/ Russell Cummins
Executive Vice President
Chief Financial Officer

2130 Eubank Blvd NE  P.O. Box 1519  Albuquerque, NM 87192-0519
505-291-3700  (f) 505-296-7998




Ex-99.2 (e)

(logo) Countrywide

4500 Park Granada
Calabasas, California 91302
(818) 225-3000

February 27, 2004

Grant Thornton LLP
1000 Wilshire Boulevard
Suite 300
Los Angeles, CA 900 17

Gentlemen:

As of and for the year ended December 31. 2003, Countrywide Financial Corporation and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHI."), and Countrywide Home Loans Servicing, L.P., a wholly owned subsidiary of CHL) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers, except as disclosed in the attached Schedule of Findings to the report. As of and for this same period the Company had in effect a fidelity bond and errors and omissions policy in the amount of $215 million and $240 million respectively.

The Company investigated the matters noted in lhe Schedule of Findings and noted that due to significant increases in volume of activity and staff turn-over, these accounts were being handled by inexperienced staff members. The Company has since increased the number and quality of staff in this area through additional hiring and training. As a result, manngemcnt is not aware of any cuuent USAP violations related to these accounts.


Sincerely.

/s/ Thomas K. McLaughlin
Thomas K. McLaughlin
Senior Managing Director and
Chief Financial Officer

/s/ Kevin Meyers
Kevin Meyers
Managing Director Finance
Loan Administration


COUNTRYWIDE FINANCIAL CORPORATION
SCHEDULE OF FINDINGS - USAP
DECEMBER 31, 2003

Statement of Condition:

During our testing of the Custodial Cash bank reconciliations, we noted that 1 reconciliation out of 30 reconciliations was not prepared within 45 days of the cutoff date. Additionally, there were 2 reconciliations out of 30 reconciliations that had items outstanding greater than 90 days that could have been cleared earlier. Each of these exceptions did not meet the minimum servicing standards set forth in the Mortgage Banker's Association's Uniform Single Attestation Program for Mortgage Bankers (the USAP).

Criteria:

The Uniform Single Attestation Program for Mortgage Bankers, Section I.1. requirement that reconciliations are mathematically accurate and are prepared within forty-five (45) calendar days after the cutoff date. Reconciling items shall also be resolved within ninety (90) calendar days of their original identification.

Recommendation:

We recommend that the Company prepare Custodial Cash bank reconciliations and clear reconciling items within the minimum time periods specified by the USAP.

Corrective Action Plan:

Due to significant increases in volume of activity and staff turn-over, these accounts were being handled by inexperienced staff members. The Company has since increased the number and quality of staff in this area through additional hiring and training. As a result, the Company is not aware of any current USAP violations related to these accounts.




Ex-99.2 (f)

(Logo) First Indiana Bank

February 27, 2004

KPMG LLP
2400 First Indiana Plaza
135 N. Pennsylvania Street
Indianapolis, IN 46204


Dear Members of the Firm:

As of and for the year ended December 31,2003, First Indiana Bank (the "Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same year, the Bank has in effect a fidelity bond of $1 0 million per occurrence and a mortgage errors and omissions policy of $3 million.


Very truly yours,

/s/ Maini McKinney
Marni McKinney
Vice Chairmen
Chief Executive Officer

/s/ William J. Bruno
William J Bruno
senior Vice President Chief Financial Officer


First Indiana Bank, N.A.
First Indiana Plaza
135 North Pennsylvania Street
Indianapolis, IN 46204
(317) 269-1200




Ex-99.2 (g)

(logo) GMAC Mortgage

Exhibit 1


Managements Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 19,2004



As of and for the year ended December 31, 2003, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").


As of and for this same period the Company had in effect fidelity bond and errors and omissions policies in the amounts of $125,000,000 and $100,000,000, respectively.





/s/ David Applegate
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp




/s/ Ralph Hall
Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp




  Ex-99.2 (h)

Management's Assertion on Compliance with the Specified Minimum
Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the servicing standards identified in the attached Exhibit A (the specified minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed our evaluation of NCM's compliance with the specified minimum servicing standards as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, NCM complied, in all material respects, with the specified minimum servicing standards set forth in the USAP.

As of December 31, 2003 and for the year then ended, NCM had in effect a fidelity bond policy in the amount of $200 million and an errors and omissions policy in the amount of $200 million.

/s/ Steven M. Scheid
Steven M. Scheid, Senior Vice President

February 25, 2004


Exhibit A

Specified Minimum Servicing Standards

I.  Custodial Bank Accounts

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      a. be mathematically accurate;

      b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

      c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

      d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

   2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

   1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

   2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

   3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

   4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Exhibit A

Specified Minimum Servicing Standards (continued)

III. Disbursements

   1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

   2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

   3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

   4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

   5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

   6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accouting and Reporting

   1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

   1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

   2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

   3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

Exhibit A

Specified Minimum Servicing Standards (continued)

V. Mortgagor Loan Accounting (continued)

   4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

   1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

   1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.







Ex-99.2 (i)

[LOGO GMAC RFC]

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 22, 2004

PricewaterhouseCoopers LLP
650 Third Avenue Sout
Suite
1300 Minneapolis, MN 55402

As of and for the year ended December 31, 2003, Residential Funding Corporation ("RFC") has complied in all material respects with our minimum servicing standards set forth below for those loans serviced for others under master servicing arrangements. Direct servicing functions are performed by various primary servicers and subservicers.

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

4) These reconciling items shall be resolved within ninety {90} calendar days of their original identification.

GMAC-RFC
8400 Normandale Lake Blvd. Suite 250

GMAC RFC

B. Each custodial and escrow account as maintained by the master servicer and subservicer shall be maintained in an eligible account in trust for the applicable certificateholders as prescribed by applicable pooling and servicing agreements.

C. Funds shall be advanced by the master servicer, the primary servicer or the subservicer, as required by applicable pooling and servicing agreements in accordance with the amortization schedule of each mortgage loan, or for overdrafts in the mortgagers escrow accounts.

II. SUBSERVICER REMITTANCES

A. Remittances for mortgage payments and payoffs received from primary servicers or subservicers shall be deposited into the applicable investor custodial bank account within one business day of receipt.

B. Remittances from primary servicers or subservicers shall be reconciled to applicable mortgager records during the appropriate accounting cycle.

C. Reconciliations shall be performed monthly for each primary servicer and subservicer remittance. These reconciliations shall:

I) Be mathematically accurate.

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

C GMAC-RFC
8400 Normandale lake Blvd.      Suite 250      Minneapolis, MN 55437
952.857.7000 gmacrfc.com


GMAC RPC

IV. INVESTOR ACCOUNTING AND REPORTING

A. Statements to the certificateholders shall be made with each monthly distribution in accordance with applicable pooling and servicing agreements detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.

V. MORTGAGOR ACCOUNTING

A. Uniform Single Attestation Program reports from external primary servicers or subservicers will be obtained and reviewed to provide a basis in meeting our minimum servicing standards.

B. Mortgage loan records shall agree with, or reconcile to, the mortgage loan records maintained by the primary servicers or subservicers with respect to unpaid principal balance on a monthly basis.

VI. DELINQUENCIES

A. Reports from primary servicers and subservicers identifying delinquent loans shall be received and reviewed monthly. Reports shall be made with each distribution to certificateholders as to the number and aggregate principal balances of delinquent mortgage loans, based on the most recent reports furnished by the primary servicers and subservicers.

VII.INSURANCE POLICES

A. As of and for this same period, RFC had in effect a fidelity bond in the amount of $150,000,000 and a mortgage impairment/mortgages errors and omissions and professional liability insurance policy in the amount of $100,000,000.

GMAC-RFC
8400 Normandale lake Blvd.      Suite 250
Minneapolis, MN 55437 952.857.7000 gmacrfc.com


GMAC-RFC

/s/ Bruce Paradis
Bruce Paradis
Residential Funding Corporation
President & Managing Director

/s/ Davee Olson
Davee Olson
Residential Funding Corporation
Chief Financial Officer & Managing Director

/s/Eric Scholtz
Eric Scholtz
Residential Funding Corpration
Managing Director

GMAC-RFC
8400 Normandale lake Blvd.      Suite 250
Minneapolis, MN 55437 952.857.7000 gmacrfc.com








Residential Funding Corporation
December 31, 2003
Exhibit 1

1985 Series             1992 Series         1993 Series          1995 Series
                        (cont.)             (cont.)              (cont.)
1985 MS-ASL (1014)
1985 MS-ASL (1034)      1992-S33            1993-S44             1995-J3
1985 MS-ASL (1038)      1992-S34            1993-S45             1995-J4
1985 MS-ASL (1052)      1992-S35            1993-S47             1995-QS1
1985 MS-ASL (1059)      1992-S36            1993-S48             1995-R20
1985 MS-ASL (1060)      1992-S38            1993-S49             1995-R5
1985 MS-ASL (1088)      1992-S39            1993-S6              1995-S1
                        1992-S41            1993-S7              1995-S10
                        1992-S43            1993-S9              1995-S11
1986 Series             1992-S44            1993-WH15B           1995-S12
                        1992-S6             1993-WH15C           1995-S14
1986-A NYCF             1992-S9             1993-WH2             1995-S15
                                                                 1995-S16
                                                                 1995-S17
1987 Series             1993 Series         1994 Series          1995-S18
                                                                 1995-S19
1987-A NYCF             1993-6              1994-MZ1             1995-S21
1987-WH2                1993-J2             1994-S1              1995-S3
                        1993-J3             1994-S10             1995-S4
                        1993-MZ1            1994-S11             1995-S6
1988 Series             1993-MZ2            1994-S12             1995-S7
                        1993-MZ3            1994-S13             1995-S8
1988-A NYCF             1993-S11            1994-S14             1995-S9
1988-SBRC WH1           1993-S12            1994-S15             1995-WH12
                        1993-S13            1994-S16             1995-WH13
                        1993-S14            1994-S17             1995-WH14
1989 Series             1993-S15            1994-S18             1995-WH15
                        1993-S16            1994-S2              1995-WH18
1989-SW1                1993-S17            1994-S3              1995-WH5
                        1993-S2             1994-S5
                        1993-S20            1994-S7
1990 Series             1993-S21            1994-S8              1996 Series
                        1993-S23            1994-S9
1990-A NYCF             1993-S25            1994-WH1             1996-A SANTA
                        1993-S26            1994-WH14            1996-KS2
                        1993-S27            1994-WH16D           1996-QS1
1992 Series             1993-S28            1994-WH21            1996-QS2
                        1993-S29            1994-WH4B            1996-QS3
1992-2                  1993-S3                                  1996-QS4
1992-4                  1993-S30                                 1996-QS5
1992-5                  1993-S31            1995 Series          1996-QS6
1992-D                  1993-S32                                 1996-QS7
1992-J1                 1993-S34            1995-2 SBMS          1996-QS8
1992-J10                1993-S36            1995-3 SBMS          1996-RHS4
1992-J9                 1993-S37            1995-HWH1            1996-S1
1992-S11                1993-S39            1995-HWH2            1996-S10
1992-S16                1993-S40            1995-HWH3            1996-S11
1992-S18                1993-S41            1995-HWH3            1996-S13
1992-S2                 1993-S42            1995-HWH4            1996-S14
1992-S20                1993-S43            1995-HWH5            1996-S15
1992-S22                                    1995-J1
1992-S24                                    1995-J2
1992-S27
1992-S31
1992-S32









Residential Funding Corporation
December 31, 2003
Exhibit 1

1996 Series          1997 Series          1998 Series          1999 Series
(cont.)              (cont.)              (cont.)              (cont.)

1996-S17             1997-QS2             1998-QS3             1999-HWH6
1996-S18             1997-QS3             1998-QS4             1999-KS1
1996-S19             1997-QS4             1998-QS5             1999-KS2
1996-S2              1997-QS5             1998-QS6             1999-KS3
1996-S21             1997-QS6             1998-QS7             1999-KS4
1996-S23             1997-QS7             1998-QS8             1999-NWH1
1996-S3              1997-QS8             1998-QS9             1999-NWH2
1996-S4              1997-QS9             1998-QWH1            1999-NWH3
1996-S5              1997-WH10            1998-QWH2            1999-NWH4
1996-S6              1997-WH11            1998-QWH2            1999-NWH5
1996-S7              1997-WH14            1998-RS1             1999-QS1
1996-S8              1997-WH15            1998-S14             1999-QS10
1996-S9              1997-WH5             1998-S16             1999-QS11
1996-SW1A            1997-WH9             1998-S18             1999-QS12
1996-SW1B                                 1998-S19             1999-QS13
1996-SW1C                                 1998-S21             1999-QS14
1996-SW1D            1998 Series          1998-S22             1999-QS15
1996-WH10                                 1998-S23             1999-QS2
1996-WH11            1998-A (1998-B)      1998-S25             1999-QS3
1996-WH18            1998-A SANTA         1998-S26             1999-QS4
1996-WH19            1998-B (1999-A)      1998-S27             1999-QS5
1996-WH4D            1998-HI2             1998-S28             1999-QS6
1996-WH5             1998-HI4             1998-S29             1999-QS7
1996-WH7             1998-HWH1            1998-S30             1999-QS8
                     1998-HWH2            1998-S31             1999-QS9
1997 Series          1998-HWH3            1998-S4              1999-QWH1
                     1998-HWH5            1998-S7              1999-QWH2
1997-2               1998-HWH6            1998-WH10            1999-QWH3
1997-A SANTA         1998-HWH7            1998-WH13            1999-RS1
1997-GMACM4          1998-KS1             1998-WH14            1999-RS2
1997-HI1             1998-KS2             1998-WH1E            1999-RS3
1997-HI3             1998-KS3             1998-WH4             1999-RS4
1997-KS1             1998-KS4             1998-WH6             1999-RS5
1997-KS2             1998-NS1             1998-WH8             1999-S1
1997-KS3             1998-NS2             1998-WH9 I           1999-S10
1997-KS4             1998-NWH2            1998-WH9 II          1999-S11
1997-NPC1            1998-NWH4                                 1999-S12
1997-NWH1            1998-NWH8                                 1999-S13
1997-NWH3            1998-QS1             1999 Series          1999-S14
1997-NWH4            1998-QS10                                 1999-S15
1997-NWH5            1998-QS11            1999-HI1             1999-S16
1997-NWH6            1998-QS12            1999-HI4             1999-S17
1997-NWH9            1998-QS13            1999-HI6             1999-S18
1997-QS1             1998-QS14            1999-HI8             1999-S2
1997-QS10            1998-QS15            1999-HWH1            1999-S20
1997-QS11            1998-QS16            1999-HWH2            1999-S22
1997-QS12            1998-QS17            1999-HWH3            1999-S25
1997-QS13            1998-QS2             1999-HWH4            1999-S3
                                          1999-HWH5








Residential Funding Corporation
December 31, 2003
Exhibit 1

1999 Series          2000 Series          2001 Series          2001 Series
(cont.)              (cont.)              (cont.)              (cont.)

1999-S4              2000-NWH6            2001-HWH2            2001-RS1
1999-S5              2000-NWH7            2001-KS1             2001-RS2
1999-S6              2000-PTWH2           2001-KS2             2001-RS3
1999-S7              2000-PTWH3           2001-KS3             2001-RZ1
1999-S8              2000-QS1             2001-KS4             2001-RZ2
1999-S9              2000-QS10            2001-MWH1            2001-RZ3
1999-WH10            2000-QS11            2001-NWH1            2001-RZ4
1999-WH11            2000-QS12            2001-NWH10           2001-S10
1999-WH12            2000-QS13            2001-NWH11           2001-S11
1999-WH13            2000-QS14            2001-NWH12           2001-S12
1999-WH14            2000-QS2             2001-NWH2            2001-S13
1999-WH18            2000-QS3             2001-NWH3            2001-S14
1999-WH2             2000-QS4             2001-NWH4            2001-S15
1999-WH3             2000-QS5             2001-NWH5            2001-S16
1999-WH4             2000-QS6             2001-NWH9            2001-S17
1999-WH5             2000-QS7             2001-PTWH10          2001-S18
1999-WH7             2000-QS8             2001-PTWH11          2001-S19
1999-WH8             2000-QS9             2001-PTWH12          2001-S20
                     2000-QWH1            2001-PTWH14          2001-S21
                     2000-QWH2            2001-PTWH16          2001-S22
2000 Series          2000-RS1             2001-PTWH17          2001-S23
                     2000-RS2             2001-PTWH18          2001-S24
2000-HI1             2000-RS3             2001-PTWH19          2001-S25
2000-HI2             2000-RS4             2001-PTWH4           2001-S26
2000-HI3             2000-RZ1             2001-PTWH6           2001-S27
2000-HI4             2000-RZ2             2001-PTWH7           2001-S28
2000-HI5             2000-S3              2001-PTWH8           2001-S29
2001-QS1             2001-S4
2000-HL1             2000-WH1             2001-QS10            2001-S9
2000-HS1             2000-WH10            2001-QS11            2001-WH1
2000-HWH1            2000-WH11            2001-QS12            2001-WH10
2000-HWH10           2000-WH12            2001-QS13            2001-WH11
2000-HWH11           2000-WH2             2001-QS14            2001-WH12
2000-HWH2            2000-WH4             2001-QS15            2001-WH13
2000-HWH3            2000-WH5             2001-QS16            2001-WH14
2000-HWH4            2000-WH8             2001-QS17            2001-WH2
2000-HWH5            2000-WH9             2001-QS18            2001-WH3
2000-HWH6                                 2001-QS19            2001-WH4
2000-HWH7                                 2001-QS2             2001-WH7
2000-HWH8            2001 Series          2001-QS3             2001-WH9
2000-HWH9                                 2001-QS4
2000-KS1             2001-CWH1            2001-QS5
2000-KS2             2001-HI1             2001-QS6             2002 Series
2000-KS3             2001-HI2             2001-QS7
2000-KS4             2001-HI3             2001-QS8             2002-HI1
2000-KS5             2001-HI4             2001-QS9             2002-HI2
2000-NWH1            2001-HS1             2001-RM1             2002-HI3
2000-NWH2            2001-HS2             2001-RM2             2002-HI4
2000-NWH3            2001-HS3                                  2002-HI5
2000-NWH5            2001-HWH1








Residential Funding Corporation
December 31, 2003
Exhibit 1

2002 Series          2002 Series          2002 Series          2003 Series
(cont.)              (cont.)              (cont.)              (cont.)

2002-HS1             2002-QS12            2002-S8              2003-HS4
2002-HS2             2002-QS13            2002-S9              2003-HWH1
2002-HS3             2002-QS14            2002-SA1             2003-HWH2
2002-HWH1            2002-QS15            2002-SA2             2003-KS1
2002-HWH2            2002-QS16            2002-SL1             2003-KS10
2002-HWH3            2002-QS17            2002-WH1             2003-KS11
2002-HWH4            2002-QS18            2002-WH10            2003-KS2
2002-KS1             2002-QS19            2002-WH11            2003-KS3
2002-KS2             2002-QS2             2002-WH12            2003-KS4
2002-KS3             2002-QS3             2002-WH13            2003-KS5
2002-KS4             2002-QS4             2002-WH14            2003-KS6
2002-KS5             2002-QS5             2002-WH15            2003-KS7
2002-KS6             2002-QS6             2002-WH16            2003-KS8
2002-KS7             2002-QS7             2002-WH17            2003-KS9
2002-KS8             2002-QS8             2002-WH18            2003-NT1
2002-NWH1            2002-QS9             2002-WH19            2003-NT2
2002-NWH2            2002-RM1             2002-WH2             2003-NT3
2002-NWH3            2002-RP1             2002-WH20            2003-NT4
2002-NWH4            2002-RP2             2002-WH21            2003-NT5
2002-PTWH1           2002-RS1             2002-WH22            2003-NT6
2002-WH10            2002-RS2             2002-WH24            2003-NT7
2002-PTWH13          2002-RS3             2002-WH25            2003-NT8
2002-PTWH15          2002-RS4             2002-WH26            2003-NWH1
2002-PTWH16          2002-RS5             2002-WH27            2003-NWH2
2002-PTWH19          2002-RS6             2002-WH28            2003-PTWH1
2002-PTWH20          2002-RS7             2002-WH29            2003-PTWH11
2002-PTWH21          2002-RZ1             2002-WH3             2003-PTWH12
2002-PTWH24          2002-RZ2             2002-WH30            2003-PTWH13
2002-PTWH25          2002-RZ3             2002-WH31            2003-PTWH14
2002-PTWH28          2002-RZ4             2002-WH32            2003-PTWH15
2002-PTWH31          2002-S1              2002-WH33            2003-PTWH17
2002-PTWH33          2002-S10             2002-WH34            2003-PTWH18
2002-PTWH35          2002-S11             2002-WH4             2003-PTWH19
2002-PTWH36          2002-S12             2002-WH5             2003-PTWH20
2002-PTWH4           2002-S13             2002-WH6             2003-PTWH21
2002-PTWH40          2002-S14             2002-WH7             2003-PTWH24
2002-PTWH41          2002-S15             2002-WH8             2003-PTWH25
2002-PTWH42          2002-S16             2002-WH9             2003-PTWH26
2002-PTWH44          2002-S17                                  2003-PTWH27
2002-PTWH45          2002-S18                                  2003-PTWH28
2002-PTWH46          2002-S19             2003 Series          2003-PTWH29
2002-PTWH47          2002-S2                                   2003-PTWH4
2002-PTWH5           2002-S20             2003-HI1             2003-PTWH8
2002-PTWH7           2002-S3              2003-HI2             2003-PTWH9
2002-PTWH9           2002-S4              2003-HI3             2003-QA1
2002-QS1             2002-S5              2003-HI4             2003-QR13
2002-QS10            2002-S6              2003-HS1             2003-QR19
2002-QS11            2002-S7              2003-HS2             2003-QR24
                                          2003-HS3










Residential Funding Corporation
December 31, 2003
Exhibit 1

2003 Series          2003 Series          2003 Series
(cont.)              (cont.)              (cont.)

2003-QS1             2003-S14             2003-WH39
2003-QS10            2003-S15             2003-WH4
2003-QS11            2003-S16             2003-WH5
2003-QS12            2003-S17             2003-WH6
2003-QS13            2003-S18             2003-WH7
2003-QS14            2003-S19             2003-WH8
2003-QS15            2003-S2              2003-WH9
2003-QS16            2003-S20
2003-QS17            2003-S3
2003-QS18            2003-S4
2003-QS19            2003-S5
2003-QS2             2003-S6
2003-QS20            2003-S7
2003-QS21            2003-S8
2003-QS22            2003-S9
2003-QS23            2003-SL1
2003-QS3             2003-WH1
2003-QS4             2003-WH10
2003-QS5             2003-WH11
2003-QS6             2003-WH12
2003-QS7             2003-WH13
2003-QS8             2003-WH14
2003-QS9             2003-WH15
2003-RM1             2003-WH16
2003-RM2             2003-WH17
2003-RP1             2003-WH18
2003-RP2             2003-WH19
2003-RS1             2003-WH2
2003-RS10            2003-WH20
2003-RS11            2003-WH21
2003-RS2             2003-WH22
2003-RS3             2003-WH23
2003-RS4             2003-WH24
2003-RS5             2003-WH25
2003-RS6             2003-WH26
2003-RS7             2003-WH27
2003-RS8             2003-WH28
2003-RS9             2003-WH29
2003-RZ1             2003-WH3
2003-RZ2             2003-WH30
2003-RZ3             2003-WH31
2003-RZ4             2003-WH32
2003-RZ5             2003-WH33
2003-S1              2003-WH34
2003-S10             2003-WH35
2003-S11             2003-WH36
2003-S12             2003-WH37
2003-S13             2003-WH38


  Ex-99.2 (j)




Wachovia Mortgage Corporation
NC1045
401 South Tryon Street, 22nd floor
Charlotte NN 28288

800 961-4912


MANAGEMENT ASSERTION WACHOV1A

As of and for the year ended December 31, 2003, Wachovia Mortgage Corporation complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for the same period, Wachovia Mortgage Corporation had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $20 million, respectively.

/s/ C.D. Davies                            March 26, 2004
C.D. Davies, President                     Date
Chief Executive Officer

/s/Debbie Craig
Debbie Craig, Senior Vice President        March 26, 2004
Chief Financial Officer                    Date

/s/ Tim Schuck
Time Schuck, Vice President                March 26, 2004
Director of Serving                        Date


  Ex-99.2 (k)


(logo) Washington Mutual

MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2003, Washington Mutual Inc. and Subsidiaries (the Company) has complied, in all material respects, with the Company's established minimum servicing standards for single family residential mortgages as set forth in Appendix I (the Standards). The Standards are based on the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond in the amount of $110 million, and errors and omissions policy in the amount of $20 million.

/s/ Deanna Oppenheimer
Deanna Oppenheimer
President
Consumer Group

/s/ Dyn Beito
Dayne Beito
Executive Vice President
Home Loans Service Delivery - Consumer Group

/s/ Anthony T. Meola
Anthony T. Meola
Executive Vice President
Home Loans Production - Consumer Group

February 16, 2004

(logo) Washington Mutual

Washington Mutual WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

APPENDIX I: MINIMUM SERVICING STANDARDS FOR SINGLE FAMILY RESIDENTIAL MORTGAGES AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF
AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

1. CUSTODIAL BANK ACCOUNTS

1. Recol1ciliations shall be prepared on a monthly basis for all custodial bank accountS and related bank clearing accounts. These reconciliations shall:

   * be mathematically accurate;

   * be prepared within forty-five (45) calendar days after the cutoff date;

   * be reviewed and approved by someone other than the person who prepared the reconciliation; and

   * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accountS and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within twO business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes, or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.


(logo) Washington Mutual

3. Tax and insurance payments shall be made on or before the penalty Or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks or other form of payment or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent Unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance On a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest On escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans, including, for example, phone calls, letters, and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness Or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.




  Ex-99.2 (l)

(Logo) WELLS FARGO HOME MORTGAGE

Management Assertion

As of and for the year ended December 31, 2003, Wells Fargo Home Mortgage, Inc, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Wel1s Fargo Home Mortgage, Inc. had in effect a fidelity bond along with an errors and omissions policy in the amounts of $lOO million and $20 million, respectively.

/s/ Pete Wissinger
February 25, 2004
Pete Wissinger
Chief Executive Officer

/s/ Michael J. Heid
February 25, 2004
Michael J. Heid
Executive Vice President

/s/ Michael Lepore
February 25, 2004
Michael Lepore
Executive Vice President
Loan Servicing

/s/ Robert Caruso
February 25, 2004
Robert Caruso
Executive Vice President
Servicing Operations

  Ex-99.2 (M)

(Logo) WSFS Financial corporation

838 Market Street
wilmington Delaware 19801
www.wsfsbank.com

Management Assertion

As of and for the year ended December 31, 2003, Wilmington Savings Fund Society, FSB complied in all material respects with tl1e minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single attestation Program for Mortgage Bankers. As of and for this same period Wilmington Savings Fund Society, FSB had in effect a fidelity bond and errors and omissions policy in the combined amount of $25,000,000.

/s/ Marvin N. Shoenhals
Marvin N. Shoenhals
Chairman, President
and Chief Executive Officer

/s/ Robert F. Mack
Robert F. Mack
Senior Vice president

MArch 19th 2004






  Ex-99.3 (a)


(logo)ABNAMRO Mortgage

Loan Administration

4242 N. Harlem Ave.
Norridge, Illinoise 60706

ANNUAL STATEMENT OF COMPLIANCE

The undersigned, an officer of ABN AMRO Mortgage Group, Inc., ("ABN AMRO"), hereby certifies as follows:

1. I have made, or caused to be made under my supervision, review of the activities of ABN AMRO Mortgage Group, Inc, during the preceding calendar year ending December 31,2003, with respect to performance under the Agreement referenced in the attached.


2. To the best of my knowledge, based on such review ABN AMRO has, as of the last day of said preceding calendar year, fulfilled all of its material obligations under said Agreement.

In witness whereof the undersigned has signed this Annual Statement of Compliance on this 1st day of March, 2004.

ABN AMRO Mortgage Group, Inc.

By: /s/ Richard F. Geary
Richard F. Geary
Group Senior Vice President




A Division of ABN AMRD Mortgage Group. Inc. Affiliate Banks: LaSalle Bank, N.A., Standard Federal Bank, N.A.


Wells Fargo Bank Minnesota, National Association

BAF03002 2003-2 INV. 845
BSL03001 2003-1 INV.740
BST01001 2001-1 INV.601
BST01003 2001-3 INV.740
BSTOIO04 2001-4 INV.601
BST03006 2003-6 INV.837
BST03007 2003-7 INV.837
CIT03001 2003-1 INV.724
MAL03009 2003-9 INV. 849
MLM03A04 2003-A4 INV.836
SAMO3CL1 2003-CLI INV. D72
THB02004 2002-4 INV.795
THB03003 2003-3 INV. 795
WFM03003 INV. 724
WFM03004 INV. 724
WFM03005 INV.724
WFM03006 INV.724
WFM03009 INV.724




  Ex-99.3 (b)



Exhibit "A"
Wells Fargo Bank Minnesota, N.A. 9062 Old Annapolis Rd. Columbia, MD 21045
Attention: Master Servicing
RE: Officer's Certificate


Dear Master Servicer:
The undersigned Officer certifies the following for the 2003 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the tenants of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;


(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;


(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the tenets of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;


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


By: /s/ Pam E Rothenberg
Name: Pam E Rothenberg
Title: Sr. Vice President
Date: February 6, 2004



  Ex-99.3 (c)



Cendant Mortgage
4001 Leadenhall Road
Mt. Laurel, NJ 08054

CENDANT
Mortgage   (logo)

March 11, 2004

Wells Fargo Bank, N.A.
11000 Broken Land Parkway
Columbia, MD 21044

Attn: Mervin E. Horst

RE: Officer's Certificate -  Annual Certification


Dear Master Servicer:

The undersigned officer certifies the following for Cendant Mortgage Corp. for the 2003 calendar year. To the best of our knowledge:

a) The activities and performances of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide and to the best of my knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Bank of NY:

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

e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Bank of NY:

f) All Custodial Accounts have been reconciled and are properly funded; and

g) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/ Marc J. Hinkle
Officer-Marc J. Hinkle

Vice President-Loan Servicing
Title

3/11/2004
Date



  Ex-99.3 (d)


Charter  (Logo)
Bank   Mortgage  Insurance



Wells Fargo Bank Minnesota, N.A.
Attn: Master Servicing
11000 Broken Land Parkway
Columbia, MD 21044-3562

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a material default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N .A.;

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


Certified By:

CHARTER BANK

/s/ Russell Cummins
Russell Cummins
Executive Vice President

3/12/04
Date

2130 Eubank Blvd NE
P.O. Box 1519
Albuaueraue. NM 87192-0519
505-291-3700
(f) 505-296-7998




  Ex-99.3 (e)



(Logo) Countrywide
HOME LOANS

400 Countrywide Way, SV-44
Simi Valley, California 93065-6298

(805) 520-5100

March 18, 2004

Norwest Bank Minn., N.A.
11000 Brokenland Parkway
Columbia, MD 21004

ARM: Karen Chapple

OFFICER'S CERTIFICATE

I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., fka Countrywide Funding Corporation. I further certify, with respect to the Servicing Agreements for Countrywide Mortgage Obligations, Inc., the following:

I have reviewed the activities and performance of the Servicer during the fiscal year ended December 31, 2003 under the Agreements and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the fiscal year.

/s/ Joseph Candelario
Joseph Candelario
First Vice President
Compliance Officer
Loan Administrator

3/18/04
Date

Re: Investor Number 5



  Ex-99.3 (f)



[Logo] First Indiana Bank
Exhibit "A"

Wells Fargo Bank Minnesota, N.A. 9062 Old Annapolis Rd. Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

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

Certified by:

/S/ Marlene Kloss

Vice President

February 13. 2004

First Indiana Bank, N .A. First Indiana Plaza
135 North Pennsylvania Street Indianapolis, IN 46204 (317) 269-1200




  Ex-99.3 (g)



(logo) GMAC Mortgage



March 15, 2004



Wells Fargo Bank, NA
Attn: Kim Wiggins
9062 Old Annapolis Road
Columbia, MD 21045-1951



Re: Officers Statement of Compliance
Year Ending 2003
Wells Fargo Master Serviced Deals




We hereby certify to the best of our knowledge and belief, that for the calendar year 2003:


1. A review of the activities of the Seller / Servicer and of performance according to the Seller / Servicer contract has been made with the undersigned Officer's knowledge.

2. To the best of the undersigned Officer's knowledge, and based on such review, the Seller/ Servicer has fulfilled all its obligations under the Guides for such year.

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






Servicer: GMAC Mortgage Corporation

By: /s/ Michael Kacergis

Name: Michael Kacergis

Title: Manager, Operations Risk Management






GMAC Mortgage Corporation
500 Enterprise Road
Horsham, PA 19044




  Ex-99.3 (h)


National City Mortgage Co.
232 Newmark Drive. Miamisburg, Ohio 45342
Mortgage Telephone (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

EMC
C/o Wells Fargo Bank Minnesota NA
Attn: Mike Williams
9062 Old Annapolis Road
Columbia, Maryland 21045


RE: Officer's Certification -National City Mortgage Investor Number 436

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

a. I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to EMC c/o Wells Fargo Bank Minnesota NA;

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

e. All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to EMC c/o Wells Fargo Bank Minnesota NA;

f. All custodial accounts have been reconciled and are properly funded; and

g. All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:
/s/ Mary Beth Criswell
Officer Mary Beth Criswell

Vice President
Title

February 13, 2004
Date


No one Cares More!



  Ex-99.3 (i)



GMAC RFC

2003 ANNUAL STATEMENT OF COMPLIANCE CERTIFICATE

Pursuant to the governing documents including, but not limited to various Pooling and Servicing Agreements, Indentures, Trust Agreements and Sales and Servicing Agreements ("the Agreements"), where Residential Funding Corporation ("the Master Servicer") has been appointed Master Servicer, and an annual statement of compliance is required to be delivered to either the Trustee or the Investor. The undersigned Managing Director and Director of Residential Funding Corporation, hereby certify that:

(i) a review of the activities of the Master Servicer during the proceeding calendar year has been conducted, and the performance of the duties outlined in the Agreements has been made under the undersigned officers supervision.

(ii) to the best of the undersigned officers knowledge, based on the aforementioned review, the Master Servicer has complied with the minimum servicing standards set forth in the USAP for Mortgage Bankers, and has fulfilled its obligations relating to the Agreements in all material respects throughout such year; and

(iii) to the best of the undersigned officers' knowledge, each Subservicer has complied with the minimum servicing standards set forth in the USAP for Mortgage Bankers, and has fulfilled all of its material obligations relating to the Agreements in all material respects throughout such year; and

(iv) to the best of the undersigned officers' knowledge, each Subservicer has fulfilled its obligations under the servicing agreement with respect to Section 6050H, 6050J and 6050P of the Internal Revenue Code with respect to the reporting of foreclosures and abandonment of Mortgage Properties.


Dated: March 26, 2004
/s/ Barbara Wendt
Barbara Wendt
Managing Director, Master Servicing


/s/ Darsi Meyer
Darsi Meyer
Director, Securities Administration


GMAC.RFC
2255 North Ontario Street Suite 400 Burbank, CA 91504
818.260.1400 gmacrfc.com



 Ex-99.3 (j)



Wachovia Bank, N.A.
NC4755
1100 Corporate Center Drive
Raleigh, NC  27607

(logo)Wachovia

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention:  Master Servicing

RE:  Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there had been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

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

Certified By:

/s/ Richard Z. Grimm
Richard Z. Grimm
Vice President
March 9, 2004



 Ex-99.3 (k)



OFFICER'S CERTIFICATE
ANNUAL STATEMENT OF COMPLIANCE

Reference is hereby made to Bear Steams ARM Trust, Mortgage Pass- Through Certificates, Series 2001-1, 2001-3, 2001-4, 2001-5, 2001-6,2001-10,2002-7,
2002-12,2003-1,2003-3 and 2003-8; Bear Steams Asset Backed Securitizations, Mortgage Pass-Through Certificates, Series 2003-SD1 and 2003-SD2; Bear Stearns ALT -A Trust, Mortgage Pass-Through Certificates, Series 2003-1, 2003-4 and 2003-7, Structured Mortgage Investments, Inc. Mortgage Pass-Through Certificates, Series 1999- 1, and E*Trade ARM Trust Series 2001-1 (each, a the "Securitization"). Washington Mutual Bank, FA (the "servicer") services mortgage loans in connection with the Securitizations (the "Mortgage Loal1s") pursuant to the tenants of a Servicing Agreement dated as of April I, 2001 (as amended from time to time or replaced, with respect to a Securitization, by a reconstituted servicing agreement or other successor servicing agreement, the "Servicing Agreement") by and between the Servicer, in its capacity as servicer, and EMC Mortgage Corporation, as Owner (the "Owner"). This certificate is made pursuant to Section 4.4(a) of the Servicing Agreement.

I, Pattie Stevens, an authorized officer of the Servicer, certify for the benefit of any master servicer of any of the Mortgage Loans (each a "Master Servicer") and any entity which is the depositor of the Mortgage Loans (each, a "Depositor") with respect to the calendar year immediately preceding the date of this Officer's Certificate (the "Relevant year"), as follows:

I. A review of the activities of the Servicer during the Relevant Year and of performance under the Servicing Agreements has been made under my supervision, and

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreements throughout the Relevant Year.

DATED as of March 15, 2004.

/s/ Pattie Stevens
Name: Pattie Stevens
Title: Senior Vice President



 Ex-99.3 (l)



Wells Fargo Home Mortgage (logo)

One Home Campus
Des Moines, IA 50328-0001
515-213-5469
515-213-7121 Fax


January 30, 2004

Re: 2003 Annual Certification

We hereby certify to the best of our knowledge and belief that for the calendar year of 2003:

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

5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibility or obligations, a description of each default or failure and the nature and status thereof has been reported.

Sincerely,

/s/ John B. Brown
John B. Brown
Vice President
Wells Fargo Home Mortgage Inc.



 Ex-99.3 (m)



We1ls Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing:

Officer's certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal Year under the terms of the Servicing agreement, trust Agreement .at, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of tl1ese Officers' knowledge) the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any of Such duties, responsibilities or obligations, a description of each default or failure and the nature and Status thereof been reported to Wells Fargo Bank of Minnesota N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions insurance Policy and any other bonds required under the terms of the Servicing Agreement Trust Agreement, Pooling and Servicing Agreement and Seller/Servicer' Guide are in full force and effect;

(D) All premiums for each Hazard insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that and such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or embrace on any Mortgaged Property, have been paid, or if any such costs or expanses have not been paid with respect to any Mortgaged property) the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respective1y, have been prepared and filed.

Certified By
/s/ Linda S. Stewart
Loan Operations Manager
Title
March 29,2004
Date



  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                              689,648.71          7,011,576.70                 0.00              12,428,944.83
   A-2                              351,280.37          3,800,827.20                 0.00               5,804,070.59
   A-3                              592,093.53          8,678,564.38                 0.00               8,013,756.57
   A-4                              479,165.49         10,655,485.52                 0.00               2,916,982.68
   A-5                              517,283.83         10,674,485.32                 0.00               1,863,160.97
   A-6                              570,834.90         13,484,164.13                 0.00               2,731,320.01
   B-1                              268,705.81            111,599.88                 0.00               4,689,777.40
   B-2                              119,450.17             49,610.49                 0.00               2,084,788.26
   B-3                               99,521.86             41,333.78                 0.00               1,736,975.68
   B-4                               79,626.21             33,070.65                 0.00               1,389,732.34
   B-5                               59,708.78             24,798.46                 0.00               1,042,109.51
   B-6                               60,980.45             22,805.38           200,274.11               1,020,797.36
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                              11,944.45                  0.00                 0.00                       0.00